Form 10KSB
period 2007-03-31
Baoshinn Corp
filed 2007-06-29
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-134991

_______________________________________________

BAOSHINN CORPORATION

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	20-3486523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

A-B 8/F Hart Avenue
Tsimshatsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (852) 2815-1355

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |  |

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |  |  No | X |.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. | X|

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No. | X |

The Company's revenues for fiscal year end March 31, 2007 were $32,080,684.

As of March 31, 2007, there were 21,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Baoshinn Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

4

Item 2.

Description of Property

14

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and

Small Business Issuer Purchases of Equity Securities

15

Item 6.

Management's Discussion and Analysis or Plan of Operation

15

Item 7.

Financial Statements

19

Item 8.

Change In and Disagreements With Accountants on Accounting and

Financial Disclosure

41

Item 8A.

Controls and Procedures

41

Item 8B.

Other Information

41

PART III

Item 9.

Directors and Executive Officers, Promoters, Control Persons and Corporate

Governance; Compliance with Section 16(a) of the Exchange Act

42

Item 10.

Executive Compensation

44

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

45

Item 12.

Certain Relationships and Related Transactions, and

Director Independence

46

Item 13.

Exhibits

47

Item 14.

Principal Accountant Fees and Services

47

PART I

Item 1. Description of Business.

Background

Baoshinn Corporation was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. Prior to our identification of Bao Shinn International Express ("BSIE") as an acquisition target, our only business activity was organizational activities.

We consummated our merger with BSIE, a privately held Hong Kong corporation, on March 31, 2006, by acquiring all of the issued and outstanding common stock of BSIE in a share exchange transaction. We issued 16,500,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of BSIE common stock. As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary.

The former stockholders of BSIE acquired 76.74% of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although BSIE became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of BSIE whereby BSIE is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

Government Approval/Regulations

BSIE is a travel service provider located in Hong Kong. As a travel service provider BSIE must be a member of the Travel Industry Council in Hong Kong. Such a member must meet the following criteria:

1.

It is a limited company incorporated or registered in Hong Kong.

2.

Its only business is travel-related and tourism.

3.

It is a member of one of the eight Association Members. BSIE is a HATA member (Hong Kong Association of Travel Agents). It has a minimum paid-up capital of Hong Kong Currency of $500,000, plus an additional Hong Kong Currency of $250,000 for each branch office.

4.

It conducts its travel-related and tourism business within separate and independent commercial premises / buildings.

5.

It employs at each office at least one manager with two years' relevant experience and another full-time staff member.

Any company that participates in the Travel industry in Hong Kong is required by law to be the member of the Travel Industry Council (TIC) in Hong Kong. Without joining the TIC, we cannot sell travel packages or provide travel services to the public. Any individual that buys a travel package or receives travel service from a non Travel Industry Council member will not have proper insurance coverage, and it is illegal for a company to sell travel service without joining the TIC.

Baoshinn International Express Background

BSIE is headquartered in Hong Kong and was established in 2002 to offer extended travel services primarily focused on wholesale businesses and corporate clients. Through our Hong Kong subsidiary, we are ticket consolidators of major international airlines, including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines. With a strong and experienced team of travel consultants and officers dedicated to excellent travel services, we provide travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services to customers located in Hong Kong and Mainland China.

Chartered Flights

Chartered flights generally account for less than 5% of our total business. During peak periods, such as the Easter holiday, summer holiday, Christmas, New Year and Chinese New Year, our chartered flight schedule will depend on the market situation. We will discuss options with airlines such as Eastern Airline to Shanghai, Thai Airways to Bangkok, Eva Airlines to Taipei and Dragon Airline to Beijing.

Business Objective

We intend to expand our current travel services to corporate clients and establish additional operations in Hong Kong and Mainland China. The estimated costs to meet these objectives is: (i) US $500,000 to expand the China Inbound sections in Hong Kong; and (ii) US $1,000,000 establish branch offices and sales representative centers in Mainland China.

Our long term objective is to enlarge our customer base and to provide privileged services in the market.

Description of Services

Ticketing Agency

We are ticket consolidators (meaning we are wholesale agents for the airlines) for Thai Airway, Eva Airways, China Airlines, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines. Although we currently have no exclusive relationship with the Companies. Our entirely computerized in house ticketing network, allows us to pre-book and issue flight tickets for any international airline. We currently use the Abacus, Amadeus, World Span, Galileo and E-Term ticketing systems, which offer the most comprehensive ticketing services to our customers. All of these systems are recognized by the airlines as ticket booking systems, which link to airline computer systems and allow us to gain direct access to those systems and to issue the ticket.

Hotel/Accommodation Arrangement

We provide extensive accommodation arrangements through our Hotel Division, which enables our customer to make advance arrangements throughout their tour. We have the capability to provide hotel reservations to any hotel in the world.

Inbound Division

We provide extensive local support and accommodation for inbound travelers to Hong Kong through our strategic alliances and relationships with local hotels, logistic holders and transportation companies. Our current customers come from the Asia Pacific region, especially Japan and Taiwan, and also include charter services for customers from Europe and the Americas.

China Division

With our long established relationships in the China travel industry and our special relationships with hosts in China, we provide one-stop service to customers to enjoy the widest range of options, packages, tickets and accommodations in China.

Corporate Division

We provide custom services and arrangements to our corporate clients for their business travel. With a team of travel consultants specifically trained for our corporate clients, we provide our expertise to corporate customers by designing business itineraries that fit their busy schedules.

We are now undergoing developments and expansion in areas such as China Inbound travel and Disneyland Resort Tours. With our planned branch offices due to open in the next two years, our business is expected to be more comprehensive and be offered to a much wider spectrum of customers, while maintaining our high standard of service.

Our staff will concentrate on China Inbound travel and Disneyland Resort Tours as we hope to capitalize on the domestic travel market in China.

For tours into China, we organize the local tour package for our agent in that country. In Hong Kong, we provide hotel reservations, transportation, tour guides, optional tour and entrance tickets for playground and Disneyland.

We plan to open branch offices in Shanghai, Beijing, Shenzhen and Guangzhou.

Operation

BSIE leases office space at its headquarters located in Kowloon, Hong Kong and at our branch office located on Hong Kong Island, Hong Kong. The leases commenced on January 1, 2004 and are for a period of 6 years. In addition, BSIE has a branch office in Hong Kong Central, which is subject to a lease that stated on September 1, 2005 and it is for a term of 3 years. Also, BSIE has another branch office located in Kwai Chung, which is subject to a lease that commenced on August 1, 2006 and is for a term of 3 years.

BSIE has 44 employees in Hong Kong and plans to increase this to 60 employees by the end of 2007.

BSIE is a member of the Travel Industry Council of Hong Kong (TIC) and the Hong Kong Outbound Tour Operator's Association (OTOA). These memberships help Baoshinn maintain a high standard of professionalism in the travel industry and to protect the interests of the trade and our customers. To maintain our memberships, we are required to comply with the agencies regulations, which help us maintain our standard of service and protects the interests of the traveler.

Ordinary Membership of the TIC shall meet the following criteria:

Our goal is to capture an all-encompassing market that will include the inbound/outbound markets for travel services in Hong Kong, China and around the world. We believe that we can compete on both the retail, wholesale and corporate levels of the travel industry using this all-encompassing approach.

Market Overview

The travel industry has become a significant driving force in Hong Kong's economy. This includes inbound as well as outbound business, as evidenced by the following facts, trends and future estimates.

1.

In 2005, there were 23.35 million visitors to Hong Kong, 7.1% more than 2004. Source: Hong Kong Tourism Board

2.

Being an international city, Hong Kong is a popular venue for international conventions and exhibitions, which bring a large number of visitors to the City every year.

3.

Equestrian events in the Beijing Olympic Games 2008 will take place in Hong Kong. The number of visitors is estimated to reach new highs in 2008.

4.

New Attractions in Hong Kong such as the Sun Yat-Sen Museum, Ocean Park Theme Hotel and Disneyland Resort are expected to attract more visitors in the coming years.

5.

International Sports events, including the Macau Grand Prix in November and the Hong Kong Rugby Seven are held every year have been attracting a large number of visitors to Hong Kong:

PEOPLE REPUBLIC OF CHINA

Market Overview

Travelers from Mainland China are by far the largest source of revenue for the Hong Kong travel industry. The Chinese Government plans to further expand the opportunities given to its citizens to travel to Hong Kong. With the expanding middle class in China, the number of Mainland China Travelers and the revenues they generate is expected to increase. The recent opening of the Disneyland Resort in Hong Kong has also attracted tourists from Mainland China.

	2001	2002	2003	2004	2005
Total Overnight Visitors Spending (US$M)	2,028.5	3,340.5	3,820.5	4,351.4	4,688.4
Percentage Growth (%)	19.5	64.7	14.4	13.9	7.7
Source: Hong Kong Tourism Board

1.

The economy of China has been expanding dramatically since the 1990's. The number of travelers continue to increase as well as their spending power. Overall spending by Mainland China Visitors has been increased steadily in the past five years. Source: Hong Kong Tourism Board.

2.

Besides traveling outside China, the domestic travel market in Mainland China has been growing rapidly. With Baoshinn's new sales representative offices we plan to tap into this increasing demand.

Travel Policy Changes

1.

Benefiting from the progressive extension of the Individual Visit Scheme (IVS), Mainland China was the origin for more than half the total visitors to Hong Kong in 2004 and 2005. Source: Hong Kong Tourism Board

2.

The Individual Visit Scheme (IVS) was originally implemented in July, 2003. On July 1, 2004, IVS was launched in a total of 32 cities in southern and eastern China, permitting residents to travel to Hong Kong as individuals. Previously the Chinese Government only allowed to groups to travel to Hong Kong. During 2004, 4.26 million or 34.8% of all the Mainland visitors traveled to Hong Kong under IVS.

3

Total Mainland China Visitors to Hong Kong increased of 2.4% from 2004 to 2005. This represented 12.5 million visitors in 2005. Source: Hong Kong Tourism Board.

4.

Starting in July, 2002, Mainland China Visitors were allowed to exchange foreign currencies freely in unlimited amounts with commercial banks. In January 2005, the Chinese Government increased the cash that may be carried by visitors form Mainland China to Hong Kong. limited from US$749 to US$2,497 (RMB6,000 to RMB20,000). (Exchange Rate: US$1:RMB8.01)

The "Quota System" was cancelled in January 2002 for traveling from PRC to Hong Kong.

New "Travel Permits" for Mainland China Visitors was established in May 2002. New Permits are valid for 5 years with multi-purposes entries, including leisure and business visits; unlike the prior permits, which were only valid for business visits.

Transit Travel Permits allow Chinese citizens to stay in Hong Kong for a maximum of 7 days.

Business Travel Permits have been gradually replaced by Multi-purpose Permits, which offers more flexibility and ease of use.

For visitors from the Mainland, the flexibility and convenience offered by IVS travel encourages them to make more frequent and short-stay visits to Hong Kong.

Marketing Strategies

Our goal is to create and keep customers. Our marketing strategy will reflect this goal as we build our reputation in Hong Kong and China. With our experience and network in the industry, we are growing our business to provide excellent travel solutions to customers.

Our marketing strategies include the following:

1.

With the number of visitors increasing, we continue to enhance our sales volume in ticketing sales, inbound and outbound tours packages, and hotel accommodation arrangements. This allows us to negotiate competitive rates, since we are a ticket consolidator for several international airlines.

2.

We will work to take advantage of the IVS and the spectacular growth in China's economy.

3.

We will strive to improve service quality for customers, by investing in advanced computer programs, with a view to supplying innovative information technology solutions to both individual and corporate travelers.

4.

To further expand our service coverage for Mainland China visitors, we plan to open a new office in Shanghai. This office will provide complete travel services to individual and corporate customers in the Eastern and Northern area of China.

5.

We plan to establish a new office in Beijing. Besides comprehensive travel services, additional resources will be allocated to this office in anticipation of the increased growth due to the 2008 Olympic Games.

6.

We plan to further expand our travel services coverage to Guangzhou and Shenzhen in Mainland China in the second half of 2007. These offices will allow us to provide superior travel services for travelers in the Southern China.

7.

We also plan to operate chartered flights from Hong Kong to Mainland, Thailand and Taiwan in the future.

8.

We plan to increase our coverage and our presence in China through the development of five representative sales offices in each of the five China regions, result in a total of 20 representative sales offices in China. This "well-organized network" is our planned branch in the People's Republic of China. We intend to establish this through our C.O.O. This will be a network that, based on the experience of our officers and directors, we plan on being well organized and efficient. We plan to set up our network in the People's Republic of China through the retail chain which will not only contact the customer, but will also deal with the local travel companies in China to expand the sales network.

9.

We plan to operate in a retail chain store format to enlarge our customer base and provide more comprehensive services in Mainland China. This "retail chain" means the company will open the branch to serve the direct customer of the Chinese agents. Currently, we provide our services to travel agencies who further sell our product to direct customers.

10.

Currently, 80% of our revenue is generated from travel agencies, and 20% of our revenue or greater, will come from the direct customers. Our plan is to increase the direct customer business, because the profit margin is larger and more stable than travel revenues.

Marketing Techniques

Selling air Tickets (core business, 84% of Revenue), our current market techniques to promote ticket sales are:

•

Maintain a good relationship with airlines to get competitive first tier agent air ticket price, as well as lucrative airline incentive contract.

•

Strong sales team built up a wide network within the Hong Kong travel industry over years, and kept a good reputation among Hong Kong local retail travel agents.

•

Flat organization structure enables efficient decision making and quick response to market change.

•

Distribute the competitive selling price list by electronic auto-fax and email and by physical visits to our customer.

•

Increase fixed space allotment from airlines in the travel hot season.

Corporate travel (7.9% of Revenue), our current market techniques to promote corporate travel are:

•

Focus on Niche market and avoid competing with giant corporate traveler company such as American Express and CWT.

•

Provide superior service to SME clients that are ignored by giant corporate travel agencies, and keep them by providing flexible service terms.

•

Recruit experienced corporate travel consultants with clients on hand, and retain them by an incentive salary structure.

•

Full decentralized corporate travel department, to enable department head full autonomy in operating the corporate travel business.

Inbound travel (7.9% of Revenue), our current market techniques to promote inbound travel are:

•

Build extensive relationships with Hong Kong local hotels to obtain competitive hotel rates, and secure hotel rooms during peak season.

•

Use existing networks in mainland China and Taiwan to penetrate into those overseas markets, provide tour services, hotel, and car transfer services for Hong Kong visitors from these regions.

•

As part of our long term market strategies, the inbound travel business in Hong Kong will build the foundation for future China development, and will integrate into future China operations.

Outbound travel (0.2% of Revenue), our current market techniques to promote Outbound Travel are:

•

Geographically located in the heart of East Asia, the short haul travel package market in Hong Kong has great potential and a higher margin.

•

Build in house package design, combine hotel services and air flight with innovative ideas.

The following table outlines the approximate percentages of business represented by each of our market categories:

84% For Selling Air Tickets

7.90% For the Corporate Traveler

7.90% For the Inbound Traveler

0.20% For Outbound Travel Package

Competition and Market Trends

There is considerable competition for consolidators and wholesale ticket sellers in China. While we have considerable experience and expertise in this field, several major competitors do exist in this market. Our competitors run similar businesses to ours.

The e-ticket is a trend that the airlines are moving towards, and consumers purchasing airline tickets and making hotel reservations via telephone or internet is a competitive force. Due to the limitations and regulations surrounding e-tickets, this is not a trend that we feel will have a significant impact on our business expansion, if at all.

Airlines are trying to build up e-ticket systems/internet booking systems, so they can reach end customers directly without the use of travel agents. However whether the e-ticket system can be successful in Hong Kong and China is still a question mark. With the limitations of e-ticketing itself, and different consumer habits in Greater China compare to developed western countries, time will tell whether e-ticket can be prevail in greater China.

Limitations & Regulations

•

E-tickets are normally non-endorsable, non-re-routable, and they lack flexibility when dealing with more complicated bookings.

•

Details are input by the end-customer, and it is very easy to create errors by those not familiar with airline coding.

•

Dependence on internet and computer system, will be a disaster during system outage.

•

Reasons for E-ticket being "not a growing trend in Greater China Region on consumer end"

•

Online credit card usage is still not prevailing in Greater China due to insecurity and fraud. In general, people's attitude towards credit card is different with western developed country, where the later are more get used to shopping with credit cards.

•

Fewer people in China have credit cards.

•

As a developing country, consumers in China are not confident in internet transactions. They are more likely to accept physical human contact, or a paper ticket where they can see what they get.

Regarding the methods of competition in our industry, we release the authority to the front line staff to negotiate the deal with customers, while our competitors have more formal channels they must go through to make a decision. Thus, our turn around is faster than our competition and more efficient.

Our competitors advantage is that their financial background is stronger than ours.

Our main advantage is our relatively small size which allows us to be more flexible and respond to market changes more rapidly.

Employees

We have approximately 44 employees in Hong Kong, and we plan to increase this number to approximately 60 employees by the end of 2007 in order to cope with the business expansion.

RISK FACTORS

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. As a result of these activities, there exists potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

We may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital following a business combination.

CONTROL BY MANAGEMENT.

Management currently owns the majority of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●

Election of the board of directors;

●

Removal of any directors;

●

Amendment of the Company's certificate of incorporation or bylaws; and

●

Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

RESALE OF OUR SECURITIES MAY BE DIFFICULT BECAUSE THERE IS NO CURRENT MARKET FOR OUR SECURITIES AND IT IS POSSIBLE THAT NO MARKET WILL DEVELOP.

There is no current public market for our securities, and no assurance that such a public market will develop in the future. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

Even in the event that such a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow shareholders to easily dispose of their shares. Even if a market does develop there is no guarantee that you will be able to sell your stock for the same amount you originally paid for it.

DOING BUSINESS IN CHINA IS SUBJECT TO LEGAL RISKS AND POLITICAL AND ECONOMIC CHANGES OVER WHICH WE HAVE NO CONTROL.

We plan to develop our business in China so China's policies will affect our growth.

While China's economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in the People's Republic of China may hamper our ability to remit income to the United States.

China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. If these regulations change or if the interpretation of the regulations by courts or regulatory agencies, we may not be able to remit all income earned from the sale of our services.

The monetary policy in China does not allow the local currency to be freely exchanged for foreign currency, so capital outflow is not prohibited.

CURRENCY FLUCTUATIONS CAN CAUSE US SIGNIFICANT LOSSES.

Some of our costs are denominated in Chinese Renmenbi. Changes in the exchange rate between the Chinese Renminbi ("RMB") and the United States dollars ("US$") and Hong Kong dollars ("HK$") may affect our costs of sales and operating margins. Some of our sales are also denominated in RMB.

Fluctuations in the value of the RMB could materially affect our financial condition and results of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As some of our net revenue is denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition.

On July 21, 2005, the Chinese government changed its policy of tying the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE; ACCORDINGLY, OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have historically incurred losses and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems, because our operations may not be profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

IF WE CANNOT RAISE ADDITIONAL CAPITAL TO FINANCE FUTURE OPERATIONS, WE MAY NEED TO CURTAIL OUR OPERATIONS IN THE FUTURE.

We have relied on our shareholders to fund our operations, and we plan to obtain additional capital to finance future operations. We cannot assure you that we will be able to obtain such financing on favorable terms, in sufficient amounts, or at all, when needed. Our inability to obtain sufficient financing would have an immediate material adverse affect on us, and our business, financial condition and results of operations. If we are unable to obtain adequate financing our business operations may be curtailed. Any of these events would be materially harmful to our business.

We have verbal commitments from our officers and directors to fund our operations for the next 12 months, however, we cannot be certain that additional financing beyond this point will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our services, or respond to competitive pressures.

We may need to raise additional capital to fund our future operations.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

We have historically lost money so we intend to retain the future profit in the company to sustain the business growth rather than pay dividends.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.

Penny stocks are stock:

•

with a price of less than $5.00 per share;

•

that are not traded on a "recognized" national exchange;

•

whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

in issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as long as it is subject to the penny stock rules. In addition, holders of our shares may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 2. Description of Property

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$2,889	01/01/2004 - 12/31/2009	Bao Shinn International
Grand Monrovia Enterprises Limited	Suites 903, 9/F, Wing On Life Building, 22-22A Des Voeux Central, Hong Kong	$1,581	09/01/2005 - 08/31/2008	Bao Shinn International
Grand Power Express Int'l, Ltd.	Level 18, Metroplaza Tower 2, 223 Hing Fong Rd, Kwai Chung, NT, Hong Kong *Supplementary Agreement	$2,129 $ 667	06/05/2006 06/04/2009 01/08/2006- 30/07/2009	Bao Shinn International

Twelve Months Ending March 31:	Future Minimum Lease Payments $
March 31, 2008	87,192
March 31, 2009	76,125
March 31, 2010	32,260

We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future.

The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We could be subject to litigation from time to time as a result of our normal business operations. Presently, there are no any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)

MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)

HOLDERS. As of March 31, 2007, there were 15 record holders of 21,500,000 shares of the Company's common stock. We have no other classes of stock authorized or issued.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)

RECENT SALE OF UNREGISTERED SECURITIES. In September, 2005 we issued 5,000,000 shares of our common stock to 9 subscribers for $50,000. No underwriter was involved in the sale of these securities and no commissions were paid in connection with such sales. These shares were sold in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us" and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our audited Financial Statements included in this filing. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect our historical financial position, results of operations, and cash flows. The financial information included in this filing, is not necessarily indicative of our future performance.

Results of operations for the year ended March 31, 2007 compared to year ended March 31, 2006

Revenue

Our revenue increased by $11.5 million or 56% from $20.6 million in 2006 to $32.1 million in 2007 due mainly to market expansion, seasonal fluctuations, and substantial increases in the corporate traveler business. As a result of peak travel season in Hong Kong, the travel industry overall experienced significant increases in revenues. Additionally, to help generate increased sales volumes, we provided our sales force with a higher commission incentive. Our new office included new staff who brought business to the company that increased the company revenue. The travel industry is reliant on people, thus, we hired experienced staff from other competitors which immediately increased our revenue.

Gross Profit and Gross Profit Margin

With an increase in revenue, our gross profit increased by $593,782 from $640,384 in 2006 to $1,234,167 in 2007. Our gross profit margin increased from 3.1% to 3.8%. Stronger gross margins were mainly due to higher airline incentive rates based on higher sales turnover and higher yield from corporate traveler business.

General and Administrative Expenses

General and administrative expenses increased from the comparative prior periods as a result of the fluctuations illustrated in the table below:

	2007		2006
(in US Dollars)		% of		% of
		sales		sales
Salaries, Commissions, and Allowances	793,807	2.47%	458,514	2.23%
Professional fees	8,073	0.03%	52,150	0.25%
Office rental	124,024	0.39%	49,774	0.24%
Management Fee	114,850	0.36%	10,532	0.05%
Other operating expense	463,893	1.45%	294,248	1.43%
Total	$1,504,647	4.69%	$865,219	4.21%

Staff costs increased due to the fact that we recruited experienced and expert staff from other competitors to join our company, and we paid them increased sales commissions. To maintain our level of service and competitiveness, we have recruited staff and trained them for our business expansion. Office rent increased due to the fact that we opened an additional location in Central Hong Kong to compete for the corporate traveler business and we added more office space to our current location to support the China Division team staff growth. Management fee expense increased as a result of additional employees needed to deal with our SEC registration and funding arrangements. Other operating expenses remained stable as a percentage of sales revenue. Professional fees decreased due to company shareholders payment of all costs associated with reviews and audits of our financial information in connection with our registration with the SEC.

Other income (expense)

Other income (expense) consisted of the following for the years ended March 31, 2007, and March 31, 2006.

Other Income
	2007	2006
Commission income	23,214	18,441
Gain on exchange	6,350	6,848
Interest income	9,882	387
Sundry income	6,092	-
	45,538	25,676
Other Expense
Interest Expense	(43,175)	(21,232)

Commission income is primarily derived from commissions received from an international air ticket clearing organization (IATA), based on the number of air ticket we issued. The increase is in line with our revenue growth.

Sundry income is mainly management fee income received from Bao Shinn Express Company Limited, ("BSEL"). BSEL is a 38.4% shareholder of our outstanding common stock. BSEL pays a management service fee of US$5,784 to us, because we give advice on BSEL business operations and provide travel industry knowledge to BSEL.

We receive interest income primarily from cash deposits held by the airlines. The cash deposits guarantee increased as sales volume increased, therefore interest earned from the cash deposits increased as well.

Interest expense increased as a result of the business growth being financed by shareholder loans, which earn interest at 10% per annum. The interest expense increase in the above period was in line with the revenue growth.

Net Loss

Although net loss increased in absolute terms from $220,390 in 2006 to $268,117 in 2007, this actually represents a decrease in terms of a percentage of sales from 1.07% in 2006 to 0.84% in 2007.

Liquidity and Capital Resources

Our working capital and additional funding requirements will depend upon numerous factors, including: (i) an increase in current company personnel; (ii) an increase in the level of resources that we devote to sales and marketing capabilities; and (iii) the activities of our competitors.

To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. Our SEC Registration Statement became effective on April 3, 2007, as we are currently in the process of raising capital under that registration statement and if all the shares offered in that offering are sold the total gross proceeds will be $750,000. This will provide net proceeds of $650,000, as the working capital to support our business and expansion. We will subsequently need to raise additional working capital to fund our future operations as our current level of operations, does not adequately provide sufficient cash flows to support our working capital needs. Management's plans in this regard are to raise private debt or equity financing as required. There is no assurance that such additional funds will be available to us on acceptable terms, if at all.

Currently the Company's shareholders provided the working capital to the Company on a temporary loan basis. To date, such loans have totaled $560,604 and such loans bear interest at 10% per annum. The loans must be repaid at the end of March 2007, however, the shareholders have agreed to extend the due date of such loans to August 30, 2007 in light of our current offering of securities.

Additionally, in the next 12 months, management's plans to obtain working capital from the following sources:

1)	Cash flows generated from operations.
2)	External financing: we will approach banks like HSBC and China Construction Bank for credit facility on an as-needed basis. There is no assurance that these Banks will provide the funding requested.
3)

Equity financing: a second public offering through the sale of our common stock is planned for the fourth quarter of 2007. There is no assurance that such an offering will be complete or will be successful.

During fiscal year ended March 31, 2007, our principal sources and uses of funds were as follows:

•

Cash generated from operating activities: $230,900 in 2007 versus 2006: ($290,343) Our cash flow changed from negative to positive primarily due to better working capital utilization which shortens the trade receivable collection cycle and due to the fact that we have negotiated better credit terms with our supplier.

•

Cash used in investing activities:  $(42,337) in 2007 versus 2006: $(77,106): Our capital expenditures were reduced this year as compared to last year, because we purchased new computer equipment and we did not expand our office facilities as much, because we have already built up our infrastructure during the past years.

•

Cash provided by financing activities:  $356,424 versus 2006: $478,000. The shareholders of the Company have provided temporary loans to us as necessary this year, whereas last year, the company raised additional capital through the sale of common stock.

Financing our Capital Expenditures

For the next 12 months, we will implement our business plan to expand into China market. The initial investment for this expansion will be approximate US$770K, which will include the purchase of applicable licenses, leasehold improvements, furniture and fixtures, communication equipment, computer and office equipment for new office in Shanghai, as well as deposits with the travel council and a grand opening ceremony. Subsequently, the working capital for the Shanghai office will be around US$700K annually, including airline guarantee cash deposit, other prepayments and supplier deposits.

Our headquarters in China will be based in Shanghai. We plan to establish the headquarter late in the 3rd quarter or early 4th quarter of our 2007/2008 fiscal year. Once our first location is established and performing to meet our goals, we will duplicate the business model in Beijing, Guangzhou and Shenzhen, within the next 12 months.

Critical Accounting Policies

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Trade receivables at net reliable value

We present accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. We determined the uncollectibility of a specific receivable based on its understanding of the financial condition of specific customers. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional write-offs may be required. In the event our trade receivables become uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence

Long-lived assets

We evaluate our long-lived assets, which represent furniture, fixtures and equipment, for impairment annually to determine if the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value would be charged to operations. We do not believe any impairment exists for any of these types of assets as of March 31 2007

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. We do not currently have any deferred tax assets recognized.

Contingencies

Currently, there are no outstanding legal proceedings or claims. The outcomes of potential legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or results of operations.

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following recent accounting pronouncements, none of which are expected to have a significant affect on the financial statements:

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not believe the adoption of this standard will any significant impact on its consolidated financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108, Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements ("SAB 108"). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending March 31, 2007. The Company does not believe the adoption of SAB 108 will have any significant impact on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

During the fiscal period March 31, 2007, and the last fiscal year ended March 31, 2006, we did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7. Financial Statements.

Baoshinn Corporation

Consolidated Financial Statements

March 31, 2007

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

Report of Independent Registered Public Accounting Firm

22

Consolidated Income Statement

23

Consolidated Balance Sheet

24

Consolidated Statement of Stockholders’ Equity

25

Consolidated Statement of Cash Flows

26

Notes to Consolidated Financial Statements

27-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiary (collectively referred to as the “Group”) as of March 31, 2007, and the related consolidated income statement, stockholders’ equity and cash flows for the year ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of March 31, 2007, and the consolidated results of their operations and their cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

BAOSHINN CORPORATION

CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	Year ended March 31,
	2007	2006
	$	$

Net sales	32,080,684	20,570,280
Cost of sales	(30,846,517)	(19,929,896)

Gross profit	1,234,167	640,384
Depreciation	(39,771)	(33,186)
Administrative and other operating expenses	(1,464,876)	(832,032)

Loss from operations	(270,480)	(224,834)
Other income - Note 5	45,538	25,676
Interest expenses – Note 6	(43,175)	(21,232)

Loss before taxes	(268,117)	(220,390)
Income taxes - Note 7	-	-

Net loss	(268,117)	(220,390)

Earnings per share of common stock – Note 8
- Basic	(0.01)	(0.01)
- Diluted	N/A	N/A

Weighted average number of common stock – Note 8
- Basic	21,500,000	16,513,889
- Diluted	N/A	N/A

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At March 31,
	2007	2006
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	770,431	228,539
Accounts receivable	1,781,913	1,235,784
Amount due from a related party – Note 12	177,151	129,051
Deposits, prepaid expenses and other receivables - Note 9	844,792	691,820

Total Current Assets		2,285,194
Plant and equipment – Note 10	111,128	108,754

TOTAL ASSETS		2,393,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	2,478,105	1,381,471
Other payables and accrued liabilities – Note 11	236,562	175,876
Amounts due to related parties – Note 12	560,604	158,333

Total Current Liabilities		1,715,680

TOTAL LIABILITIES		1,715,680

COMMITMENTS AND CONTINGENCIES – Note 14

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 200,000,000 shares (2006 – 200,000,000)
Issued and outstanding: 2007 – 21,500,000 shares (2006 – 21,500,000)	21,500	21,500
Additional paid-in capital	1,090,944	1,090,944
Accumulated other comprehensive income	(7)	-
Accumulated deficit	(702,293)	(434,176)

TOTAL STOCKHOLDERS’ EQUITY		678,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,685,415	2,393,948

See notes to consolidated financial statement

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
		$	$	$	$	$

Balance, April 1, 2005	16,500,000	16,500	304,013	-	(213,786)	106,727
Capital contribution	-	-	769,231	-	-	769,231
Effect of reverse acquisition	5,000,000	5,000	17,700	-	-	22,700
Comprehensive income
Net loss	-	-	-	-	(220,390)	(220,390)

Balance, March 31, 2006	21,500,000	21,500	1,090,944	-	(434,176)	678,268
Comprehensive income
Net loss	-	-	-	-	(268,117)	(268,117)
Foreign currency translation
adjustments	-	-	-	(7)	-	(7)
Total comprehensive income	-	-	-	(7)	(268,117)	(268,124)

Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(702,293)	410,144

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Year ended March31,
	2007	2006
	$	$
Cash flows from operating activities
Net loss	(268,117)	(220,390)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	39,771	33,186

Changes in operating assets and liabilities :
Accounts receivable	(550,475)	(820,677)
Deposits, prepaid expenses and other receivables	(154,767)	(395,558)
Accounts payable	1,103,523	1,012,920
Other payables and accrued liabilities	60,965	100,176

Net cash flows provided by / (used in) operating activities		(290,343)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	-	22,700
Acquisition of plant and equipment	(42,337)	(99,806)

Net cash flows used in investing activities	(42,337)	(77,106)

Cash flows from financing activities
Capital contribution	-	769,231
Amounts due from related parties	(47,792)	(129,051)
Amounts due to related parties	404,216	(162,180)

Net cash flows provided by financing activities	356,424	478,000

Net increase in cash and cash equivalents	544,987	110,551
Effect of foreign currency translation on cash and cash equivalents	(3,095)	-
Cash and cash equivalents - beginning of year	228,539	117,988

Cash and cash equivalents - end of year	770,431	228,539

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	43,175	21,232
Income taxes	-	-

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction.  During the fiscal year ended March 31, 2006, the Company issued 5,000,000 restricted common shares at $0.01 per share for total cash consideration of $50,000.  On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”), a privately-held Hong Kong corporation, by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary.

The former stockholders of BSIE acquired 76.74% of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction.  Therefore, although BSIE became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization of the Company, whereby BSIE is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure.  Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of BSIE, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, BSIE will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of BSIE.

2.

Description of business

Bao Shinn International Express Limited (“BSIE”), a wholly owned subsidiary of the Company, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines that provides travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services.

However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has generated recurring losses resulting in an accumulated deficit. The Group requires additional funds to maintain its operations.

Management’s plans in this regard are to raise private debt or equity financing as required. There is no assurance that such additional funds will be available for the Group on acceptable terms, if at all.  Currently the Company plans to fund through public offering.  The company’s SB2 registration with U.S Securities and Exchange Commission has been effective on April 3, 2007, and is in the process of public offering at the moment.

Management believes that actions presently taken to revise the Group’s operating and financial requirements provide the opportunity for the Group to continue as a going concern. The Group’s ability to achieve these objectives cannot be determined at this stage. If the Group is unsuccessful in its endeavors, it may be forced to cease operations. These financial statements do not include any adjustments that might result from this uncertainty.

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

The Company also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of accounts receivable.  In respect of accounts receivable, the Group extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security.  In order to minimize the credit risk, the management of the Group has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts.  Further, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts.  In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced.  Other than set forth below, no customers represented 10% or more of the Group’s net sales and accounts receivable.

At March 31, 2007, customers represented 10% or more of the Group’s net sales and accounts receivable are:

2007
$

Net sales	-
Accounts receivable	214,520

Concentrations of supplier risk

The Group relies on Thai Airways as its major supplier of air tickets and tour packages. If this supplier became unwilling to cooperate with the Group, the Group would have to find alternative resources, which could materially affect the Group’s ability to generate revenue and profitability.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable.

During the reporting year, the Group had experienced bad debts of $2,811         (2006: $1,178).

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates :-

Furniture and fixtures	20%
Office equipment	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

No impairment of long-lived assets was recognized for the year presented.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition

The Group recognizes revenue on travel agent services when services are rendered to the customers. The revenue recognition process is considered complete when persuasive evidence of an arrangement exists, the service has been rendered, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Advertising expenses amounted to $3,135 (2006: $1,662) are included in administrative and other operating expenses.

Income Taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income

The Group has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Group.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2007	2006
Year end HK$ : US$ exchange rate	7.8130	7.8
Average yearly HK$ : US$ exchange rate	7.7805	7.8

Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments.

Basic earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the years.

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Group’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the financial and operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle.  The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so.  It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle.  Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss.  The investment is impaired if the fair value is less than cost.  The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value.  The guidance in this FSP is effective in reporting periods beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the Group has not yet issued financial statements, including for interim periods, for that fiscal year.  The Group does not believe the adoption of SFAS No. 155 will have a material impact on the Group’s consolidated financial position or results of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements (Continued)

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Group as of December 31, 2006, the beginning of the Group’s 2007 fiscal year. The Group does not believe the adoption of SFAS No. 156 will have a material impact on the Group’s consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.”  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Group is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Group is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Group is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Group’s 2006 annual report on Form 10-KSB.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements (Continued)

The Group is assessing the impact on the adoption of SFAS No. 158 will have on the Group’s consolidated financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Group does not early adopt this statement.

5.

Other income

	Year ended March 31,
	2007	2006
	$	$

Commission income	23,214	18,441
Gain on exchange	6,350	6,848
Interest income	9,882	387
Sundry income	6,092	-

6.

Interest expenses

	Year ended March 31,
	2007	2006
	$	$

Interest on amounts due to related parties	43,175	21,232

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Income taxes

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to loss before taxes for the year ended March 31, 2007.

	Year ended March 31,
	2007	2006
	$	$

Loss before taxes	(268,117)	(220,390)

Provision for income taxes at Hong Kong income
tax rate	(46,920)	(38,568)
Temporary differences not recognized	279	8,516
Income not subject to tax	(1,729)	-
Non-deductible expenses for income tax purposes	6,390	41
Unused tax losses not recognized	41,980	30,011

	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

8.

Earnings per share of common stock

Basic earnings per share of common stock was calculated by dividing the loss of $268,117 (2006: $220,390) by the weighted average number of ordinary shares 21,500,000 (2006: 16,513,889).

There is no dilution effect to the basic earnings per share of common stock for the year presented.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Deposits, prepaid expenses and other receivables

	At March 31,
	2007	2006
	$	$

Security deposits to suppliers [1]	795,767	661,220
Prepayments	20,333	10,448
Utility, rental and other deposits	28,692	20,152

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

	At March 31,
	2007	2006
	$	$
Cost
Furniture and fixtures	99,191	89,690
Office equipment	108,624	76,241

		165,931

Accumulated depreciation
Furniture and fixtures	53,213	33,619
Office equipment	43,474	23,558

		57,177

Net
Furniture and fixtures	45,978	56,071
Office equipment	65,150	52,683

		108,754

Depreciation expenses for the year ended 2007 are $39,771 (2006: $33,186).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Other payables and accrued liabilities

	At March 31,
	2007	2006
	$	$

Sale deposits received	80,457	102,760
Accrued expenses	155,845	73,116
Other payables	260	-

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At March 31,
	2007	2006
	$	$

Amount due from a shareholder	177,151	129,051

Amounts due to shareholders	560,604	158,333

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represents advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

13.

Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $41,737 during 2007 (2006: $21,880).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2007 are as follows :-

Year ending March 31	$

2008	87,189
2009	76,124
2010	32,262

Rental expenses for the year ended 2007 were $124,024 (2006: $49,774).

15.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.4% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended March 31,
			2007	2006
			$	$

Bao Shinn Express Company Limited	Shareholder 38.4%	Sales of air tickets and tour packages	(188,369)	(213,381)

		Management service income	(5,784)	-

		Purchase of air tickets and tour packages	373,624	216,633

		Loan interest paid	14,424	-

		Rent paid	26,219	-

Mr. Wong Yun Leung, Edward	Shareholder 18.4%	Loan interest paid	3,073	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

Item 8.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements in connection wit h a change in accountant during the period.

Item 8A.  Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended March 31, 2007:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Chiu Wan Kee	64	Chairman, Director
Ricky Chiu	36	President, Director
Benny Kan	41	C.E.O., C.F.O., Director
Mike Lam	36	Director
Bernard Leung	47	C.O.O

The directors named above serve for one year terms or until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board.

Mr. Chiu Wan Kee, Age 64, Chairman, Director. Since October, 1966, Mr. Kee has served as Managing Director of Bao Shinn Express Co. Limited, a travel agency. Mr Kee founded the business upon which Baoshinn is built and it is his experience and contacts in the industry that has allowed Baoshinn to grow. Mr. Kee was appointed Chairman and Director on March 31, 2006. Mr. Kee has over 40 years of experience in the travel industry in Hong Kong, having managed a multinational company in the travel industry business for the areas of Japan, Taiwan, Macao, Thailand and Singapore. Mr. Kee has served as the chairman of Bao Shinn Express Co Ltd since 1980 and he is an owner of that Company.

Mr. Ricky Chiu, Age 36, President, Director. Mr. Chiu was elected as our President in November 2005. Mr. Chiu has been a member of the Board of Directors of Grand Power Logistics, a reporting company located in Canada, whose shares of common stock are listed on the TSX Venture Exchange (TXX-V:GPW) and he has been President and CEO of Grand Power from Logistics, Inc. since November 4, 2004. Mr. Chiu received a Bachelor of Science degree from the University of London in 1993. Mr. Chiu was elected as a Director on March 31, 2006. Mr. Chiu has served as a director of Bao Shinn Express Co Ltd since 1998, and has over 10 years working experience in Travel industry in Hong Kong. Mr. Ricky Chiu is an owner of Bao Shinn Express Co Ltd.

Mr. Benny Kan, Age 41, C.E.O., Director. Mr. Kan was elected C.E.O., C.F.O. and Director on March 31, 2006. Mr. Kan has been employed as the General Manager since the inception of that Company in 2003. From 1988 until 2003 Mr. Kan was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, located in Hong Kong where he supervised all ticketing and customer service business. Mr. Kan has extensive experience in ticketing and holiday options, accommodation wholesales and travel agency management.

Mr. Mike Lam, Age 36, Director. With his extensive knowledge on sales and pricing, he has developed solid relationships with local and overseas clients. Mr. Lam has been a member of the Board of Directors of Grand Power Logistics, Inc. since November, 2004. He is also General Manager of certain Grand Power Express Ltd, subsidiaries. Mr. Lam was originally elected as our Director on March 31, 2006.

Mr. Bernard Leung, Age 47, C.O.O. Mr. Leung joined BSIE in 2005. From 1995 until 2005, Mr. Leung was Assistant General Manager and Director of King Travel Co. Ltd., where he supervised all direct and wholesale marketing/sales. Mr. Leung worked for Jardine Airport Services, a subsidiary of Jardine Matheson Group in Hong Kong Kai Tak International Airport from 1981 until 1994. Mr. Leung was elected as our C.O.O. on March

31, 2006. Mr. Leung has been the manager of BSIE, since its inception where he managed that Company's operations and sales strategy.

(b) Significant Employees.

As of the date hereof, we have no other significant employees.

(c) Family Relationships.

Ricky Chiu, our President and Director is the son of Chiu Wan Kee, Chairman of our board of directors.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended March 31, 2007, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

Code of Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically t o our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate persons identified in the Code of Business Conduct and Ethics; and

5.

Accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our management.

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Bernard Leung, Chief Operating Officer, Baoshinn Corporation, A-B, 8/F Hart Avenue, Tsimshatsui, Kowloon, Hong Kong.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended March 31, 2007.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000’s)					Long Term Compensation				Total
Annual Compensation Year ended March 31					Awards		Payouts
Name & Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Chiu Wan Kee	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Ricky Chiu	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Benny Kan	2006	36	0	0	0	0	0	0	36
	2007	36	0	0	0	0	0	0	36
Mike Lam	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Bernard Leung	2006	12	0	0	0	0	0	0	12
	2007	36	0	0	0	0	0	0	36

No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(a)

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been granted to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(b)

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of our officers, directors, employees or consultants since we were founded.

(c)

Compensation of Directors

The members of the Board of Directors are not compensated for acting as such. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director. There were no reimbursement expenses paid to any director.

(d)

Employment Contracts, Termination of Employment, Change-in-Control Arrangements.

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to our directors, officers, employees or consultants that would result from a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Chiu Wan Kee (3) Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0	0
Ricky Chiu (3) 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung New Territories, Hong Kong	0	0
Bao Shinn Express Co. Ltd. Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	8,250,000[2]	38.4%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	1,815,000	8.44%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	825,000	3.84%
Bernard Leung 11B, Green Land Court, 88, Ma Tau Wai Road, Hunghom Kowloon, Hong Kong	0	0
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	3,960,000	18.4%
All Officers and Directors as a Group	10,890,000	50.65%

[1] Applicable percentage ownership is based on 21,500,000 shares of our common stock outstanding as of March 31, 2007. There are no options, warrants, rights, conversion privileges similar right to acquire the common stock of the Company outstanding as of March 31, 2007.

[2] This company is beneficially owned by Chiu Wan Kee and Ricky Chiu at 83.2% and 16.8% respectively.

[3] Chiu Wan Kee is the father of Ricky Chiu.

(a)

Changes in Control

We do not anticipate at this time any changes in control of Baoshinn There are no arrangements either in place or contemplated which may result in a change of control of Baoshinn There are no provisions within the Articles or the Bylaws of Baoshinn Corporation that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of March 31, 2007, there are a total of 15 Stockholders of record holding 21,500,000 shares of Bao Shinn’s common stock. All of our outstanding common stock are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.4% of Baoshinn Corporation’s outstanding common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended March 31,
			2007	2006
			$	$

Bao Shinn Express Company Limited	Shareholder 38.4%	Sales of air tickets and tour packages	(188,369)	(213,381)

		Management service income	(5,784)(1)	-

		Purchase of air tickets and tour packages	373,624	216,633

		Loan interest paid	14,424	-

		Rent paid	26,219	-

Mr. Wong Yun Leung, Edward	Shareholder 18,4%	Loan interest paid	3,073	-

1.

BSEL, pays a management service fee of US$5,784 to us, because we give advice on BSEL business operations and provide travel industry knowledge to BSEL.

SHAREHOLDER LOANS

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, bearing interest at 10%, with no fixed terms of repayment. As of March 31, 2007, accrued and unpaid interest on the outstanding loans totaled $21,884.

Related party	Nature of relationship and control	3/31/07 Principal Balance of Loans	3/31/06 Principal Balance of Loans
Bao Shinn Express Company Limited	Shareholder	311,020	96,154
Edwin Wong	Shareholder	30,718	21,795
Benny Kan	Shareholder	21,119	21,154
Mike Lam	Shareholder	163,190	-
Chiu Lim Chiu Luan	Shareholder	11,519	11,538
Pang Hoi Ping	Shareholder	23,038	7,692
		560,604	158,333

In addition, we made advances of $177,151 to shareholders. The amounts are unsecured, interest free and due on demand.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2006.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2006.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Dominic K. F. Chan & Co ("DKFC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by DKFC for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $20,564 for the fiscal year ended March 31, 2007.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended March 31, 2007.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning for the fiscal year ended March 31, 2007 was $0.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the fiscal year ended March 31, 2007.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAOSHINN CORPORATION

Dated: June 27, 2007	By:	/s/ Ricky Chiu
	Name:	Ricky Chiu
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Ricky Chiu	President/Director	June 27, 2007
Ricky Chiu

/s/ Chiu Wan Kee	Chairman/Director	June 27, 2007
Chiu Wan Kee

/s/ Benny Kan	CEO/CFO/Director	June 27, 2007
Benny Kan

/s/ Mike Lam
Mike Lam	Director	June 27, 2007

/s/ Bernard Leung
Bernard Leung	COO	June 27, 2007