Form 10QSB
period 2007-06-30
Baoshinn Corp
filed 2007-08-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-134991

BAOSHINN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-3486523
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

A-B 8/F Hart Avenue

Tsimshatsui Kowloon, Hong Kong

(Address of principal executive offices)

Issuer's telephone number: (852) 2815-1355

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 21,500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements……………………………………………..…..………….………..…..…….3

Consolidated Income Statements (unaudited) for the three months ended June 30, 2007, June 30, 2006 and the 12 months ended March 31, 2007……………………………………………..……………………3

Consolidated Balance Sheet (unaudited) – June 30, 2007, June 30 2006 and March 31, 2007…………….4

Consolidated Statement of Stockholders’ Equity (unaudited)…………………………………….………..5

Consolidated Statement of Cash Flows (unaudited) for the three months ended June 30, 2007 and June 30, 2006 and the 12 months ended March 31, 2007..………………………………………..………..6

Notes to Consolidated Financial Statements ………………………………………………………..………7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations…...…18

Item 3.  Controls and Procedures ..………..……………………………………………………………..…21

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings ..…………………….………………………………………………………….21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds …………………………………….22

Item 3. Defaults Upon Senior Securities ..………………………………………………………...……….22

Item 4. Submission of Matters to a Vote of Security Holders ……………………………………………..22

Item 5. Other Information ..….……………………………………………………………………………..22

Item 6. Exhibits ..…………………………………………………………………………………………...22

Signatures ..…………………………………………………………………………………………………22

BAOSHINN CORPORATION

(Unaudited)

CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	3 Months ended June 30,		12 months Ended March 31
	2007	2006	2007

Net sales	8,445,052	7,753,012	32,080,684
Cost of sales	(8,166,274)	(7,443,897)	(30,846,517)

Gross profit	278,778	309,115	1,234,167
Depreciation	(10,540)	(9,257)	(39,771)
Administrative and other operating expenses	(380,413)	(315,086)	(1,464,876)

Loss from operations	(112,175)	(15,228)	(270,480)
Other income - Note 5	38,598	2,409	45,538
Interest expenses – Note 6	(14,101)	(97)	(43,175)

Loss before taxes	(87,678)	(12,916)	(268,117)
Income taxes - Note 7	-	-	-

Net loss	(87,678)	(12,916)	(268,117)

Earnings per share of common stock – Note 8
- Basic	(0.01)	(0.01)	(0.01)
- Diluted	N/A	N/A	N/A

Weighted average number of common stock – Note 8
- Basic	21,500,000	21,500,000	21,500,000
- Diluted	N/A	N/A	N/A

* See notes to consolidated financial statements

BAOSHINN CORPORATION

(Unaudited)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At June 30,	At June 30,	At Mar 31
	2007	2006	2007
ASSETS
Current Assets

Cash and cash equivalents	924,807	171,081	770,431
Accounts receivable	1,733,060	1,462,460	1,781,913
Amount due from a related party – Note 12	190,814	28,896	177,151
Deposits, prepaid expenses and other receivables - Note 9	930,865	775,592	844,792

Total Current Assets	3,779,546	2,438,029	3,574,287
Plant and equipment – Note 10	106,447	121,105	111,128

TOTAL ASSETS	3,885,993	2,559,134	3,685,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities

Accounts payable	2,730,016	1,544,280	2,478,105
Other payables and accrued liabilities – Note 11	272,907	172,580	236,562
Amounts due to related parties – Note 12	560,604	176,923	560,604

Total Current Liabilities	3,563,527	1,893,783	3,275,271

TOTAL LIABILITIES	3,563,527	1,893,783	3,275,271

COMMITMENTS AND CONTINGENCIES – Note 14

STOCKHOLDERS’ EQUITY
Common stock
Par value: 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 200,000,000 shares (2006 – 200,000,000)
Issued and outstanding: 2007 – 21,500,000 shares (2006 – 21,500,000)	21,500	21,500	21,500
Additional paid-in capital	1,090,944	1,090,944	1,090,944
Accumulated other comprehensive income	(7)	-	(7)
Accumulated deficit	(789,971)	(447,093)	(702,293)

TOTAL STOCKHOLDERS’ EQUITY	322,466	665,351	410,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,885,993	2,559,134	3,685,415

* See notes to consolidated financial statement

BAOSHINN CORPORATION

(Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total
	Shares	Amount

Balance, April 1, 2005	16,500,000	16,500	304,013	-	(213,786)	106,727
Capital contribution	-	-	769,231	-	-	769,231
Effect of reverse acquisition	5,000,000	5,000	17,700	-	-	22,700
Comprehensive income
Net loss	-	-	-	-	(220,390)	(220,390)
Balance, March 31, 2006	21,500,000	21,500	1,090,944	0	(434,176)	678,268
Comprehensive income
Net loss	-	-	-	-	(268,117)	(268,117)
Foreign currency translation adjustments	-	-	-	(7)	-	(7)
Total	0	0	0	(7)	(268,117)	(268,124)
Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(702,293)	410,144
Comprehensive income	0	0	0	0	0	0
Net loss	0	0	0	0	(87,678)	(87,678)
Foreign currency translation adjustments	0	0	0	0	0	0
Total	0	0	0	0	(87,678)	(87,678)
Balance, June 30, 2007	21,500,000	21,500	1,090,944	(7)	(789,971)	322,466

* See notes to consolidated financial statements

BAOSHINN CORPORATION

(Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	3 Months Ended June 30		12 Months
	2007	2006	At Mar 31,2007

Cash flows from operating activities
Net loss	(87,678)	(12916))	(268,117)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation	10,540	9,257	39,771

Changes in operating assets and liabilities:
Accounts receivable	48,853	(226,676)	(550,475)
Deposits, prepaid expenses and other receivables	(86,073)	(83,772)	(154,767)
Accounts payable	251,911		1,103,523
Other payables and accrued liabilities	36,345	159,512	60,965

Net cash flows provided by / (used in) operating activities	173,898	(154,595)	230,900

Cash flows from investing activity
	-
Acquisition of plant and equipment	(5,859)	(21,608))	(42,337)

Net cash flows used in investing activity	(5,859)	(21,608)	(42,337)

Cash flows from financing activities
	-
Amounts due from related parties	(13,663)	100,155	(47,792)
Amounts due to related parties	-	18,590	404,216

Net cash flows provided by financing activities	(13,663)	118,745	356,424

Net increase/(decrease) in cash and cash equivalents	154,376	(57,458)	544,987
Effect of foreign currency translation on cash and cash equivalents		-	(3,095)
Cash and cash equivalents - beginning of year	770,431	228,539	228,539

Cash and cash equivalents - end of year	924,807	171,081	770,431

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	14,101	97	43,175
Income taxes	-	-

* See notes to consolidated financial statements

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

At June 30, 2007, customers represented 10% or more of the Group’s net sales and accounts receivable are:

2007
$

Net sales	-
Accounts receivable	191,550

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

During the reporting period, the Group had no bad debts    (2006: $2804).

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Furniture and fixtures	20%
Office equipment	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

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

No advertising expenses (2006: $119) are included in administrative and other operating expenses.

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

	2007	2006
Quarter end HK$ : US$ exchange rate	7.8130	7.80
Average quarterly HK$ : US$ exchange rate	7.8130	7.80

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

5.

Other income

Other revenue	3 Months ended 30/6/07	3 Months ended 30/6/06	12 Months ended 31/3/07
Commission income	$3,066	$496	$23,214
Exchange gain	$1,908	$1,453	$6,350
Interest income	$4,066	$460	$9,882
Sundry income	$29,558		$6,092
	$38,598	$2,409	$45,538

6.

Interest expenses

	3 Months Ended 30/6/07	3 Months Ended 30/6/06	12 months ended 31/3/07
Interest Expense
Interest Expense	$14,101	$97	$43,175

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

8.

Earnings per share of common stock

Basic earnings per share of common stock was calculated by dividing the loss of $87,678 (2006: $12,916) by the weighted average number of ordinary shares 21,500,000 (2006: 21,500,000).

There is no dilution effect to the basic earnings per share of common stock for the year presented.

9.

Deposits, prepaid expenses and other receivables

	At June 30		At March 31
	2007	2006	2007

Security deposits to suppliers [1]	891,436	652,583	795,767
Prepayments	10,737	45,308	20,333
Utility, rental and other deposits	28,692	77,701	28,692

	930,865	775,592

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

	At June 30,		At March 31
	2007	2006	2007
Cost
Furniture and fixtures	99,866	97,426	99,191
Office equipment	113,808	90,112	108,624

	213,674	187,538

Accumulated depreciation
Furniture and fixtures	58,184	38,478	53,213
Office equipment	49,043	27,955	43,474

	107,227	66,433

Net
Furniture and fixtures	41,681	58,948	45,978
Office equipment	64,765	62,157	65,150

	106,447	121,105

Depreciation expenses for the April-June 2007 are $10,540 (2006: $9,256).

11.

Other payables and accrued liabilities

	At June 30		At March 31
	2007	2006	2007

Sale deposits received	82,426	76,684	80,457
Accrued expenses	190,481	95,896	155,845
Other payables	-	-	260

	272,907	172,580

12.

Amounts due from/(to) related parties

Amounts due from/ (to) related parties for working capital are as follows:

	At June 30		At March 31
	2007	2006	2007

Amount due from a shareholder	190,814	28,896	177,151

Amounts due to shareholders	560,604	176,923	560,604

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $10,374 during 2007 (2006: $9,013).

14.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2007 are as follows:

June 30	$

2008	87,192
2009	68,453
2010	18,001

173,646

Rental expenses for the April-June 2007 were $37,447 (2006: $25,251).

15.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.4% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended June 30		12 Months ended March 31
			2007	2006	2007

Bao Shinn Express Company Limited	Shareholder 38.4%	Sales of air tickets and tour packages	(69,525)	(117,655)	(188,369)

		Management service income	(8,735)	-	(5,784)

		Purchase of air tickets and tour packages	26,497	50,462	373,624

		Loan interest paid	7,880	97	14,424

		Rent paid	8,063	6,528	26,219

Mr. Wong Yun Leung, Edward	Shareholder 18.4%	Loan interest paid	766	-	3,073

16.

Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of the Company Baoshinn Corporation and its subsidiaries, except where the context otherwise indicates or requires.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited Financial Statements included in this filing. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows. The financial information included in this filing, however, is not necessarily indicative of our future performance.

Results of operations for 3 months ended June 30, 2007 compared to 3 months ended June 30, 2006

Revenues

Our revenues increased by $692,040 or 8.9% compared to the corresponding period last year, from $7.8 million in 2006 to $8.4 million in 2007. This is a record high for the first quarter compared to previous fiscal years. Traditionally, April to June is the low season for the Hong Kong travel industry. The increase in revenues is mainly due to growth in our corporate traveler sector and the addition of experience staff. As a result, we have outperformed the market during the low season and reached a new record high.

Gross Profit and Gross Profit Margin

Our gross profit decreased by $30,337 or 9.8% compared to the corresponding period last year, from $309,115 in 2006 to $278,778 in 2007. The gross profit margin rate decreased 0.69% from 3.99% to 3.3%. The reason for the decrease in gross margin is mainly due to the promotional activity among travel agencies during the low season. From April to June this year, there have been a few price wars in the ‘short haul Asia Pac’ segment of the market. To establish a strong image and win over the consumers, we sacrificed our gross margin in the short term.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2007, were $380,413 or 4.50% of revenues, while the numbers from same period in 2006 were $315,086 or 4.06%. This is an increase of $65,327 or 20.7% in operating expenses. Included in the current period’s increase are: Salaries, commissions and allowances, Legal and professional fees, Office rental and building management fees, and Management Fees.

Salaries, commissions and allowances

Staff costs as a percentage of revenue have decreased this first quarter from 2.84% in 2006 to 2.74% in 2007. Though, the absolute dollar amount has increased from $220,170 in 2006 to $231,449 in 2007. There are a few factors that contributed to the increased staff costs. The key reason is that the company is recruiting experienced staff from our competitors. These experienced staff will not only increase productivity, but also bring their network of clients to our company. Another factor contributing to the increasing staff cost is after we did our annual performance review during this quarter, the Company increased salaries to maintain the current staff who adds value to the company.

Legal and professional fees

Legal & professional fees increased during this quarter by $12,000 compare to the same period last year, from $225 in 2006 to $12,225 in 2007. This was due to the professional services related to SEC filings and other US regulatory requirements.

Office rental and building management fees

Office rental increased by $12,890 compared to the same period last year from $29,626 in 2006 to $42,516 in 2007. This increase occurred because we opened an additional location in Central Hong Kong for our corporate travel division. The Company also added more office space to our current location to support growth in the China division.

Management Fees

The management fee expense, which was not present in 2006, was $46,461 during the first quarter of 2007. This was due to the extra corporate finance people that were sourced to assist with the Company’s SEC registration and funding arrangements. This staff also worked on financial reporting and business analysis, which was used to support the management in making commercial and operating decisions.

Other general and administration expenses

Other general and administration expenses decreased by $17,304 compare to corresponding period in 2006 from $65,066 to $47,762. This is due to an effective implementation of the office expenses saving plan, which was reinforced by top management.

Other Incomes (Expenses)

Sundry Income

The sundry income of $29,558 comprised of a management fee of $8,735 and a $20,823 unused ticket refund.

The $8,735 management fee is from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently hold 38.4% of Baoshinn Corporation’s outstanding common stock. BSEL paid a management service fee of $8,735 to us during this quarter for consultation and advice that we provide to BSEL on business operation and general travel industry knowledge.

The $20,823 unused ticket refunds are monies we received from airlines as a result of not being able to reimburse clients for unused tickets. The Company’s policy is to write back the amount in the income statement after 1.5 years.

Commission Income

The commission income is from an international air ticket clearing organization (IATA) and is based on the number of tickets the company issued. During the first quarter our commission income increased from $496 in 2006 to $3,066 in 2007. This increase in commission income is in line with the Company’s revenue growth.

Interest Income

Interest income comes from interest gained from cash deposit held by airlines as a guarantee. The cash deposit guarantee increases as sales volume increases. Our interest income was $4,066 for the three months ended June 30, 2007, compared to $460 for the same period in 2006.

Interest Expense

The Company incurred interest expense of $14,101 or 0.17% of total revenues for the three months ended June 30, 2007, compared to $97 for the corresponding period in 2006. The interest expense increased as a result of the Company’s growth being financed by shareholder loans, which bear interest cost at 10% per annum.

Net Loss

Net loss increased in dollar amount from $12,916 in 2006 to $87,678 in 2007. This loss is mainly due to the increase in operating expenses mentioned before, which resulted in a lower gross margin.

Liquidity and Capital Resources

Operating Activities

During the quarter ended June 30, 2007 operating activities provided revenues of $173,898, compared to ($154,585)  from the same quarter in 2006. The company went from generating a negative cash flow to generating a positive cash flow. This was primarily due to better working capital utilization which shortened the trade receivable collection cycle and allowed for better credit terms with supplier in regard to payments.

Investing Activities

Net cash used in investing activities was $5,859 for the three months ended June, 2007, compared to net cash used by investing activities of $21,608 for the same period in 2006. The primary uses of cash were for capital expenditures on new computer equipment and expansion of new office facilities. Since the Company had already built up the infrastructure during 2006, less money had to be spent on capital expenditures in 2007.

Financing Activities

Net cash used in financing activities was $13,663 for the three months ended June 30, 2007, compared to net cash used in financing activities of $118,745 during the same period in 2006. The $13,663 in legal costs associated with SEC registration will be paid back to the company by its shareholders. During 2006, the shareholders of the Company provided it with a temporary loan of $118,745, which was used as working capital.

Our working capital and additional funding requirements will depend on numerous factors, including: (i) an increase to current company personnel; (ii) the level of resources that we devote to our sales and marketing force; and (iii) the activities of our competitors.

To date, we have incurred substantial losses and will require financing to meet our operating obligations. The SEC registration statement of the company became effective on April 3rd 2007. The Company is in the process of raising equity financing, with maximum gross proceeds of $750,000 and net proceeds of $650,000. These funds will be used as working capital to support the business and for expansion. We will subsequently need to raise additional working capital to fund our future operations as our current level of operations do not provide sufficient cash flows to support our working capital needs. Management plans to raise private debt or equity financing as required. There is no assurance that such additional funds will be available to the Company on acceptable terms.

Currently, the Company’s shareholders provided the working capital to the Company on a temporary loan basis. These temporary loans total $560,604 and bear interest at 10% per annum, with the original repayment date set at the end of March 2007. However, due to the fund raising that is currently in process, the shareholders agreed to extend the loan repayment until August 31, 2007.

Financing our Capital Expenditures

During the next 12 months, the Company will implement its business plan for expanding into the China market. The initial investment on capital expenditures will be approximately US$770,000, which include license purchase, leasehold improvements, furniture and fixtures, communication equipment, computers and office equipment for a new location in Shanghai. Subsequently, the working capital for Shanghai office will be around US$700,000 including airline guarantee cash deposits, other prepayments and supplier deposits.

The headquarters for the Chinese market will be based in Shanghai. The company plans to establish the office during 3rd or 4th quarter of the 2007/2008 fiscal year. After the first Chinese office is running smoothly, the company will duplicate the business model in Beijing, Guangzhou and Shenzhen within next 12 months.

Off-Balance Sheet Arrangements

During the fiscal period June 30, 2007, and the last fiscal year ended March 31, 2007, we did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, bearing interest at 10%, with no fixed terms of repayment. As of June 30, 2007, accrued and unpaid interest on the outstanding loans totaled $25,262.

Related party	Nature of Relationship and Control	6/30/07	6/30/06
Bao Shinn Express Company Limited	Shareholder	311,020	96,154
Edwin Wong	Shareholder	30,718	30,769
Benny Kan	Shareholder	21,119	21,154
Mike Lam	Shareholder	163,190	9,615
Chiu Lim Chiu Luan	Shareholder	11,519	11,538
Pang Hoi Ping	Shareholder	23,038	7,693
Total		560,604	176,923

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

By-laws

*4.0

Stock Certificate

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

(b) Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  August 10, 2007

BAOSHINN CORPORATON

By: /s/ Tong Ricky Chiu

Name: Tong Ricky Chiu

Title: President