Form 10QSB
period 2007-09-30
Baoshinn Corp
filed 2007-11-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 21,500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Unaudited Consolidated Financial Statements…………………...…………………………………. 3

Consolidated Income Statements (unaudited) for the three months ended September 30, 2007 and 2006, the six months ended September 30, 2007 and 2006 and the 12 months ended March 31, 2007..………………3

Consolidated Balance Sheet – September 30, 2007, September 30 2006 and March 31, 2007…………..... 4

Consolidated Statement of Stockholders’ Equity – September 30, 2007 ………………………….………. 5

Consolidated Statement of Cash Flows for the six months ended September 30, 2007 and September 30, 2006 and the 12 months ended March 31, 2007……....…………………………………………………..….6

Notes to Consolidated Financial Statements ………………………………………………………..……….7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations …..…..20

Item 3. Controls and Procedures ..……………………………………………………………………….…24

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings ..…………………….……………………………………………………….…24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds …………………………………….24

Item 3. Defaults Upon Senior Securities ..………………………………………………………...……….24

Item 4. Submission of Matters to a Vote of Security Holders ……………………………………………..24

Item 5. Other Information ..….…………………………………………………………………….……….24

Item 6. Exhibits ..……………………………………………………………………………………………25

Signatures ..…………………………………………………………………………………………………25

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Financial Statements

BAOSHINN CORPORATION

Unaudited

CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For 3 Months Ended Sept 30, unaudited		For 6 Months Ended Sept 30, unaudited		12 months Ended audited
	2007	2006	2007	2006	31 March 07
	$	$	$	$	$

Net sales	9,834,760	8,245,097	18,279,812	15,998,109	32,080,684
Cost of sales	(9,517,804)	(7,930,075)	(17,684,077)	(15,373,972)	(30,846,517)

Gross profit	316,956	315,022	595,735	624,137	1,234,167
Depreciation	(11,135)	(9,862)	(21,675)	(19,087)	(39,771)
Administrative and other operating expenses	(403,987)	(443,000)	(784,400)	(758,118)	(1,464,876)

Loss from operations	(98,166)	(137,840)	(210,340)	(153,068)	(270,480)
Other income - Note 5	21,074	7,040	59,672	9,449	45,538
Interest expenses – Note 6	(17,439)	(14,070)	(31,540)	(14,167)	(43,175)

Loss before taxes	(94,531)	(144,870)	(182,208)	(157,786)	(268,117)
Income taxes - Note 7	-	-	-	-	-

Net loss	(94,531)	(144,870)	(182,208)	(157,786)	(268,117)

Earnings per share of common stock – Note 8
- Basic	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
- Diluted	N/A	N/A	N/A	N/A	N/A

Weighted average number of common stock – Note 8
- Basic	21,500,000	21,500,000	21,500,000	21,500,000	21,500,000
- Diluted	N/A	N/A	N/A	N/A	N/A

See notes to consolidated financial statements

BAOSHINN CORPORATION

Unaudited

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At Sept 30, unaudited,		At Mar 31,2007 audited
	2007	2006
	$	$	$
ASSETS
Current Assets

Cash and cash equivalents	953,025	632,670	770,431
Accounts receivable	1,716,045	1,392,590	1,781,913
Amount due from a related party – Note 12	206,122	12,168	177,151
Deposits, prepaid expenses and other receivables - Note 9	892,526	1,010,047	844,792

Total Current Assets	3,767,718	3,047,475	3,574,287
Plant and equipment – Note 10	105,134	123,391	111,128

TOTAL ASSETS	3,872,852	3,170,866	3,685,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities

Accounts payable	2,682,675	1,881,705	2,478,105
Other payables and accrued liabilities – Note 11	269,466	207,141	236,562
Amounts due to related parties – Note 12	692,505	561,538	560,604

Total Current Liabilities	3,644,646	2,650,384	3,275,271

TOTAL LIABILITIES	3,644,646	2,650,384	3,275,271

COMMITMENTS AND CONTINGENCIES – Note 14

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 200,000,000 shares (2006 – 200,000,000)
Issued and outstanding: 2007 – 21,500,000 shares (2006 – 21,500,000)	21,500	21,500	21,500
Additional paid-in capital	1,090,944	1,090,944	1,090,944
Accumulated other comprehensive income	263	-	(7)
Accumulated deficit	(884,501)	(591,962)	(702,293)

TOTAL STOCKHOLDERS’ EQUITY	228,206	520,482	410,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,872,852	3,170,866	3,685,415

See notes to consolidated financial statement

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock
	Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total
		$	$	$	$	$

Balance, April 1, 2005	16,500,000	16,500	304,013	-	(213,786)	106,727
Capital contribution	-	-	769,231	-	-	769,231
Effect of reverse acquisition	5,000,000	5,000	17,700	-	-	22,700
Comprehensive income
Net loss	-	-	-	-	(220,390)	(220,390)
Balance, March 31, 2006	21,500,000	21,500	1,090,944	0	(434,176)	678,268
Comprehensive income
Net loss	-	-	-	-	(268,117)	(268,117)
Foreign currency translation adjustments	-	-	-	(7)	-	(7)
Total	0	0	0	(7)	(268,117)	(268,124)
Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(702,293)	410,144
Comprehensive income
Net loss	0	0	0	0	(182,208)	(182,208)
Foreign currency translation adjustments	0	0	0	270	0	270
Total	0	0	0	270	(182,208)	(181,938)
Balance, Sept 30, 2007	21,500,000	21,500	1,090,944	263	(884,501)	228,206

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 6 Months Ended Sept 30 unaudited		12 Months audited
	2007	2006	At Mar 31,2007
	$	$	$
Cash flows from operating activities
Net loss	(182,208)	(157,786)	(268,117)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	21,675	19,119	39,771

Changes in operating assets and liabilities:
Accounts receivable	130,735	(156,807)	(550,475)
Deposits, prepaid expenses and other receivables	(13,997)	(318,226)	(154,767)
Accounts payable	103,165		1,103,523
Other payables and accrued liabilities	22,718	531,499	60,965

Net cash flows provided by / (used in) operating activities	82,088	(82,201)	230,900

Cash flows from investing activity

Acquisition of plant and equipment	(15,163)	(33,756)	(42,337)

Net cash flows used in investing activity	(15,163)	(33,756)	(42,337)

Cash flows from financing activities

Amounts due from related parties	(21,180)	116,883	(47,792)
Amounts due to related parties	131,901	403,205	404,216

Net cash flows provided by financing activities	110,721	520,088	356,424

Net increase/(decrease) in cash and cash equivalents	177,646	404,131	544,987
Effect of foreign currency translation on cash and cash equivalents	4,948	-	(3,095)
Cash and cash equivalents - beginning of year	770,431	228,539	228,539

Cash and cash equivalents - end of year	953,025	632,670	770,431

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	31,540	14,167	43,175
Income taxes	-	-	-

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction.  During the fiscal year ended March 31, 2006, the Company issued 5,000,000 restricted common shares at $0.01 per share for total cash consideration of $50,000.  On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”), a privately held Hong Kong corporation, by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly owned subsidiary.

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

At Sept 30, 2007, customers represented 9% or more of the Group’s net sales and accounts receivable are:

2007
$

Net sales	-
Accounts receivable	151,412

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year-end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable.

During the reporting period, the Group had no bad debts    (2006: $2,804).

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

3 months ended 30/09	6 months ended 30/09	12 months ended 30/3/07
2007 2006	2007 2006
$ $	$ $	$
897 2,564	897 2,683	3,136

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

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	2007	2006
Quarter end HK$: US$ exchange rate	7.7689	7.80
Average quarterly HK$: US$ exchange rate	7.8067	7.80

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

5.

Other income

Other revenue	3 Months ended 30/9/07	3 Months ended 30/9/06	6 Months ended 30/9/07	6 Months ended 30/9/06	12 Months ended 31/3/07
Commission income	$ 3,116	$ 5,132	$ 6,182	$ 5,628	$23,214
Exchange gain	$ 5,994	$ 1,604	$ 7,902	$ 3,057	$ 6,350
Interest income	$ 872	$ 304	$ 4,937	$ 764	$ 9,882
Sundry income	$11,092	-	$40,651	-	$ 6,092
	$21,074	$ 7,040	$59,672	$ 9,449	$45,538

6.

Interest expenses

	3 Months ended 30/9/07	3 Months ended 30/9/06	6Months Ended 30/9/07	6 Months Ended 30/9/06	12 months ended 31/3/07
Interest Expense
Interest Expense	$17,439	$14,070	$31,540	$14,167	$43,175

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Income taxes

No provision for Hong Kong profits tax has been made for any of the year presented, as the Group does not have any assessable profits during the year.

No provision for deferred tax liabilities has been made, as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

8.

Earnings per share of common stock

Basic earnings per share of common stock was calculated by dividing the loss of $182,208 (2006: $157,786) by the weighted average number of ordinary shares 21,500,000 (2006: 21,500,000).

There is no dilution effect to the basic earnings per share of common stock for the year presented.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Deposits, prepaid expenses and other receivables

	At Sept 30		At March 31
	2007	2006	2007
	$	$	$

Security deposits to suppliers [1]	850,289	757,515	795,767
Prepayments	13,383	19,747	20,333
Utility, rental and other deposits	28,854	24,116	28,692
Other receivable	-	208,668	-
	892,526	1,010,046	844,792

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

	At Sept 30,		At March 31
	2007	2006	2007
	$	$	$
Cost
Furniture and fixtures	100,433	98,947	99,191
Office equipment	123,726	100,879	108,624

	224,159	199,826	207,815

Accumulated depreciation
Furniture and fixtures	63,524	43,395	53,213
Office equipment	55,501	33,039	43,474

	119,025	76,434	96,687

Net
Furniture and fixtures	36,909	55,552	45,978
Office equipment	68,225	67,840	65,150

	105,134	123,392	111,128

       Depreciation expenses for the 3 months are $11,135 (2006: $9,862)

       Depreciation expenses for the April-Sep 2007 are $21,675 (2006: $19,120).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Other payables and accrued liabilities

	At Sept 30		At March 31
	2007	2006	2007
	$	$	$
Sale deposits received	76,291	81,089	80,457
Accrued expenses	193,175	126,052	155,845
Other payables	-	-	260

	269,466	207,141	236,562

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At Sept 30		At March 31
	2007	2006	2007
	$	$	$

Amount due from a shareholder	206,122	12,168	177,151

Amounts due to shareholders	692,505	561,538	560,604

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of Sept 30,2007are as follows:

Sept 30	$

2008	85,611
2009	54,112
2010	8,667
148,390

Rental expenses for the April-Sept 2007 were $73,858 (2006: $58,905).

15.

Related party transactions

In the ordinary course of business, BSIE, our wholly owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.4% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended 30 September		6 Months ended 30 September		12 Months ended 31 March
			2007	2006	2007	2006	2007
			$	$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.4%	Sales of air tickets and tour packages	(87,611)	(107,285)	(157,077)	(224,941)	(188,369)

		Management service income	(10,808)	-	(19,543)	-	(5,784)

		Purchase of air tickets and tour packages	21,717	53,909	48,214	104,371	373,624

		Loan interest paid	7,886	4 , 882	15,766	4,979	14,424

		Rent paid	8,070	6,528	16,133	13,077	26,219

Mr. Wong Yun Leung, Edward	Shareholder 18.4%	Loan interest paid	767	1531	1,533	1,531	3,073

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

Results from operations for the three month and six month periods ended September 30, 2007 compared to the corresponding periods from 2006.

Revenues

Our Revenue increased by $1,589,663 or 19.28% from $8,245,097 in the three months ended September 30, 2006 to $9,834,760 for the corresponding period in 2007. For the six months ended September 30 2007, our revenue increased by $2,281,703 or 14.26% from $15,998,109 in 2006 to $18,279,812 in 2007. This is a record high for the second quarter compared to previous fiscal years. The increase in revenues is mainly due to growth in our corporate traveler sector and the addition of experience staff.

Gross Profit and Gross Profit Margin

Our gross profit increased by $1,934 or 0.61% from $315,022 in the three months ended September 30, 2006 to $316,956 for the corresponding period in 2007. For the six months ended September 30 2007, our gross profit decreased by $28,402 or (4.55%) from $624,137 in 2006 to $595,735 in 2007. The gross profit margin rate deceased 0.6% from 3.82% in the three months ended September 30, 2006 to 3.22% for the corresponding period in 2007. For the six months ended September 30 2007, our gross profit margin decreased 0.64% from 3.90% in 2006 to 3.26% in 2007. The reason for the decrease in gross margin is due to the promotional activity among travel agencies during the low season. From April to Sept this year, there have been a few price wars in the ‘short haul Asia Pac’ segment of the market. To establish a strong image and win over the consumers, we sacrificed our gross margin in short term.

Operating Expenses

Overview

Total operating expenses for the three months ended Sept 30, 2007, were $403,987 or 4.11% of revenues, while the numbers from same period in 2006 were $443,000 or 5.37%. This is a decrease of $39,013 or 8.81% in operating expenses. Included in the current period’s increase are: Salaries, commissions and allowances, Legal and professional fees, Office rental and building management fees, and Management Fees.

Salaries, commissions and allowances

Staff costs as a percentage of revenue have decreased this quarter from 2.68% in 2006 to 2.54% in 2007. Though, the absolute dollar amount has increased from $221,228 in 2006 to $249,369 in 2007. There are a few factors that contributed to the increased staff costs. The key reason is that the company is recruiting experienced staff from our competitors. Management expects that these experienced staff will not only increase productivity, but also bring their network of clients to our company.

Legal and professional fees

Legal & professional fees increased during this quarter by $3,485 compare to the same period last year, from nil in 2006 to $3,485 in 2007. This was due to the professional services related to SEC filings and other US regulatory requirements.

Office rental and building management fees

Office rental increased by $3,707 compared to the same period last year from $37,778 in 2006 to $41,485 in 2007. The increase is due to, the Company adding more office space to our current location in the China to support the growth. They Company also relocated the finance & accounting department from its current location to the corporate management office.

Management Fees

The management fee expense increased by $31,554 compared to the same period last year from $9,308 in 2006 to $40,862 in 2007. This was due to the extra corporate finance people that were sourced to assist with the Company’s SEC registration and funding arrangements. This staff also worked on financial reporting and business analysis, which was used to support the management in making commercial and operating decisions.

Other general and administration expenses

Other general and administration expenses decreased by $105,901 compare to the corresponding period in 2006 from $174,687 to $68,786. This is due to an effective implementation of the office expenses saving plan, which was reinforced by upper management.

Other Incomes (Expenses)

Sundry Income

The sundry income of $11,092 comprised of a management fee of $10,808 and a $285 unused ticket refund.

The $10,808 management fee is from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently hold 38.4% of Baoshinn Corporation’s outstanding common stock. BSEL paid a management service fee of $10,808 to us during this quarter for consultation and advice that we provide to BSEL on business operation and general travel industry knowledge.

The $285 unused ticket refunds are monies we received from airlines as a result of not being able to reimburse clients for unused tickets. The Company’s policy is to take amounts previously expensed for tickets back into income after a ticket has not been used for 18 months.

Commission Income

The commission income is from various booking systems connected to International Air Transport Association (IATA) based on the number of tickets booked through each system. Our commission income decreased from $5,132 in 2006 to $3,116 in 2007. During this quarter, we increased the number of tickets booked through a lower percentage commission booking system, which result the decreasing in dollar amount.

Interest Income

Interest income comes from interest gained from cash deposit held by airlines as a guarantee. The cash deposit guarantee increases as sales volume increases. Our interest income was $872 for the three months ended Sept 30, 2007, compared to $304 for the same period in 2006.

Exchange Gain

During this quarter, the exchange gain increased from $1,604 in 2006 to $5,994 in 2007 due to the appreciation of the Hong Kong Dollar.

Interest Expense

The Company incurred interest expense of $17,439 or 0.18% of total revenues for the three months ended Sept 30, 2007, compared to $14,070 for the corresponding period in 2006. The interest expense increased as a result of the Company’s growth being financed by shareholder loans, which bear interest at 10% per annum.

Net Loss

Net loss decreased in dollar amount from $144,870 in the three months ended Sept 30, 2006 to $94,530 in the corresponding period in 2007. This decrease is mainly due to the promotion activity mentioned before, which resulted in a higher gross margin.

Liquidity and Capital Resources

Operating Activities

For the six months ended Sep 30, 2007, operating activities provided cash flows of $82,088, compared to ($82,201) from the same period in 2006. The company went from generating a negative cash flow to generating a positive cash flow. This was primarily due to better working capital utilization, which shortened the trade receivable collection cycle and allowed for better credit terms with suppliers in regard to payments.

Investing Activities

For the six months ended Sep 30, 2007, Net cash used in investing activities was $15,163, compared to $33,756 for the same period in 2006. The primary uses of cash were for capital expenditures on new computer equipment and expansion of new office facilities. Since the Company had already built up the infrastructure during 2006, less money had to be spent on capital expenditures in 2007.

Financing Activities

For the six months ended Sep 30, 2007, Net cash provided by financing activities was $110,721 compared to $520,088 for the same period in 2006.   The $21,180 in legal cost accrual in this quarter is associated with our SEC registration, which will be paid back to the company by its shareholders. During this quarter, the shareholders of the Company provided extra temporary loan of $131,901 to the company, which was used as working capital.

Our working capital and additional funding requirements will depend on numerous factors, including: (i) an increase in current company personnel; (ii) the level of resources that we devote to our sales and marketing force; and (iii) the activities of our competitors.

To date, we have incurred substantial losses and will require financing to meet our operating obligations. Our SEC registration statement became effective on April 3, 2007. The Company has raised equity financing during the last quarter. On September 28, 2007, the Corporation officially completed its offering of 2,400,000 shares of common stock registered on Form SB-2 to 59 subscribers raising a total of $720,000.00 with net proceeds of $624,000.

These funds will be used as the working capital to support the business and for expansion. We will subsequently need to raise additional working capital to fund our future operations as our current level of operations do not provide sufficient cash flows to support our working capital needs. Management plans to raise private debt or equity financing as required. There is no assurance that such additional funds will be available to the Company on acceptable terms.

Currently, the Company’s shareholders provided the working capital to the Company on a temporary loan basis. These temporary loans total $692,505 and bear interest at 10% per annum. All temporary loans and accumulated interest was repaid on October 10 2007, and the repayment will be reflected on next quarter’s financial statement.

Financing our Capital Expenditures

During the next 12 months, the Company will implement its business plan for expanding into the China market. The initial investment on capital expenditures will be approximately US$1.2 million, which includes license purchase, leasehold improvements, furniture and fixtures, communication equipment, computers and office equipment for a new location in Shanghai. Subsequently, the working capital for Shanghai office will be around US$1.5 million, which will include airline guarantee cash deposits, other prepayments and supplier deposits.

The headquarters for the Chinese market will be based in Shanghai. The company plans to establish the office during the 3rd or 4th quarter of the 2007/2008 fiscal year. After the first Chinese office is running smoothly, the company will duplicate the business model in Beijing, Guangzhou, Chongqing and Kunming within next 12 months.

Off-Balance Sheet Arrangements

During the period ended September 30, 2007, and the last fiscal year ended March 31, 2007, we did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, they bear interest at 10% per annum, and they have no fixed terms of repayment. As of Sept 30, 2007, accrued and unpaid interest on the outstanding loans totaled $26,709.  Specific details of such loans are contained in the table that follows:

Related party	Nature of Relationship and Control	9/30/07	9/30/06
Bao Shinn Express Company Limited	Shareholder	377,145	96,154
Edwin Wong	Shareholder	30,892	30,769
Benny Kan	Shareholder	21,239	21,154
Mike Lam	Shareholder	164,116	394,231
Chiu Lim Chiu Luan	Shareholder	11,585	11,538
Pang Hoi Ping	Shareholder	87,528	7,692
Total		692,505	561,538

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report, to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

By-laws

*4.0

Stock Certificate

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.1

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

Dated:  November 13, 2007

BAOSHINN CORPORATON

By: /s/ Ricky Chiu

Name: Ricky Chiu

Title: President