Form 10KSB/A
period 2007-03-31
Baoshinn Corp
filed 2007-11-21
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At March 31,
	2007	2006
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	770,431	228,539
Accounts receivable	1,781,913	1,235,784
Amount due from a related party – Note 12	177,151	129,051
Deposits, prepaid expenses and other receivables - Note 9	844,792	691,820

Total Current Assets	3,574,287	2,285,194
Plant and equipment – Note 10	111,128	108,754

TOTAL ASSETS	3,685,415	2,393,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	2,478,105	1,381,471
Other payables and accrued liabilities – Note 11	236,562	175,876
Amounts due to related parties – Note 12	560,604	158,333

Total Current Liabilities	3,275,271	1,715,680

TOTAL LIABILITIES	3,275,271	1,715,680

COMMITMENTS AND CONTINGENCIES – Note 14

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 200,000,000 shares (2006 – 200,000,000)
Issued and outstanding: 2007 – 21,500,000 shares (2006 – 21,500,000)	21,500	21,500
Additional paid-in capital	1,090,944	1,090,944
Accumulated other comprehensive income	(7)	-
Accumulated deficit	(702,293)	(434,176)

TOTAL STOCKHOLDERS’ EQUITY	410,144	678,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,685,415	2,393,948

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

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Year ended March31,
	2007	2006
	$	$
Cash flows from operating activities
Net loss	(268,117)	(220,390)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	39,771	33,186

Changes in operating assets and liabilities :
Accounts receivable	(550,475)	(820,677)
Deposits, prepaid expenses and other receivables	(154,767)	(395,558)
Accounts payable	1,103,523	1,012,920
Other payables and accrued liabilities	60,965	100,176

Net cash flows provided by / (used in) operating activities	230,900	(290,343)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	-	22,700
Acquisition of plant and equipment	(42,337)	(99,806)

Net cash flows used in investing activities	(42,337)	(77,106)

Cash flows from financing activities
Capital contribution	-	769,231
Amounts due from related parties	(47,792)	(129,051)
Amounts due to related parties	404,216	(162,180)

Net cash flows provided by financing activities	356,424	478,000

Net increase in cash and cash equivalents	544,987	110,551
Effect of foreign currency translation on cash and cash equivalents	(3,095)	-
Cash and cash equivalents - beginning of year	228,539	117,988

Cash and cash equivalents - end of year	770,431	228,539

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	43,175	21,232
Income taxes	-	-

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Deposits, prepaid expenses and other receivables

	At March 31,
	2007	2006
	$	$

Security deposits to suppliers [1]	795,767	661,220
Prepayments	20,333	10,448
Utility, rental and other deposits	28,692	20,152

	844,792	691,820

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

	At March 31,
	2007	2006
	$	$
Cost
Furniture and fixtures	99,191	89,690
Office equipment	108,624	76,241

	207,815	165,931

Accumulated depreciation
Furniture and fixtures	53,213	33,619
Office equipment	43,474	23,558

	96,687	57,177

Net
Furniture and fixtures	45,978	56,071
Office equipment	65,150	52,683

	111,128	108,754

Depreciation expenses for the year ended 2007 are $39,771 (2006: $33,186).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Other payables and accrued liabilities

	At March 31,
	2007	2006
	$	$

Sale deposits received	80,457	102,760
Accrued expenses	155,845	73,116
Other payables	260	-

	236,562	175,876

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

195,575

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

BAOSHINN CORPORATION

Dated: November 21, 2007	By:	/s/ Tong Ricky Chiu
	Name:	Tong Ricky Chiu
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Tong Ricky Chiu	President/Director	November 21, 2007
Tong Ricky Chiu

/s/ Chiu Wan Kee	Chairman/Director	November 21, 2007
Chiu Wan Kee

/s/ Benny Kan	CEO/CFO/Director	November 21, 2007
Benny Kan

/s/ Mike Lam
Mike Lam	Director	November 21, 2007

/s/ Bernard Leung
Bernard Leung	COO	November 21, 2007