Form 10QSB
period 2007-12-31
Baoshinn Corp
filed 2008-02-08
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007: 23,900,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Consolidated Interim Financial Statements (Unaudited)

 3

Consolidated Income Statements (unaudited) for the three months ended December 31, 2007 and 2006, the nine months ended December 31, 2007 and 2006 and the 12 months ended March 31, 2007   3

Consolidated Balance Sheet – December 31, 2007, December 31 2006 and March 31, 2007 Consolidated Balance Sheet

 4

Consolidated Statement of Stockholders’ Equity

 5

Consolidated Statement of Cash Flows for the nine months ended December 31, 2007 and December 31, 2006 and the 12 months ended March 31, 2007   6

Notes to Consolidated Interim Financial Statements

 7-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3. Controls and Procedures

20

PART II – OTHER INFORMATION:

Item 1. Legal

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3. Defaults Upon Senior

21

Item 4. Submission of Matters to a Vote of Security

21

Item 5. Other Information

21

Item 6. Exhibits

21

Signatures

21

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements (Unaudited)

BAOSHINN CORPORATION

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006,

THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006,

AND THE 12 MONTHS ENDED MARCH 31, 2007

(Stated in US Dollars)

	For 3 Months Ended Dec 31 unaudited		For 9 Months Ended Dec 31, unaudited		12 months Ended audited
	2007	2006	2007	2006	31 March 07
	$	$	$	$	$

Net sales	10,128,180	7,820,058	28,407,993	23,818,167	32,080,684
Cost of sales	(9,768,521)	(7,508,612)	(27,452,599)	(22,882,584)	(30,846,517)

Gross profit	359,659	311,446	955,394	935,583	1,234,167
Depreciation	(11,181)	(10,231)	(32,856)	(29,350)	(39,771)
Administrative and other operating expenses	(396,734)	(409,245)	(1,181,135)	(1,167,332)	(1,464,876)

Loss from operations	(48,256)	(108,030)	(258,597)	(261,099)	(270,480)
Other income - Note 5	51,351	18,618	111,024	28,067	45,538
Interest expenses – Note 6	(2,066)	(14,183)	(33,606)	(28,350)	(43,175)

Profit/(Loss) before taxes	1,029	(103,595)	(181,179)	(261,382)	(268,117)
Income taxes - Note 7	-	-	-	-	-

Net Profit/(Loss)	1,029	(103,595)	(181,179)	(261,382)	(268,117)

Earnings per share of common stock – Note 8
- Basic	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)
- Diluted	N/A	N/A	N/A	N/A	N/A

Weighted average number of common stock – Note 8
- Basic	23,091,304	21,500,000	22,032,364	21,500,000	21,500,000
- Diluted	N/A	N/A	N/A	N/A	N/A

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007, DECEMBER 31 2006 AND MARCH 31, 2007

(Stated in US Dollars)

	At Dec 31, unaudited,		At Mar 31,2007 audited
	2007	2006
	$	$	$
ASSETS
Current Assets

Cash and cash equivalents	200,116	1,099,092	770,431
Accounts receivable	1,536,104	1,280,797	1,781,913
Amount due from a related party – Note 12	0	0	177,151
Deposits, prepaid expenses and other receivables - Note 9	929,973	807,750	844,792

Total Current Assets	2,666,193	3,187,639	3,574,287
Plant and equipment – Note 10	93,747	118,845	111,128

TOTAL ASSETS	2,759,940	3,306,484	3,685,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities

Accounts payable	1,560,567	2,122,052	2,478,105
Other payables and accrued liabilities – Note 11	247,445	206,007	236,562
Amounts due to related parties – Note 12	102,585	561,539	560,604

Total Current Liabilities	1,910,597	2,889,598	3,275,271

TOTAL LIABILITIES	1,910,597	2,889,598	3,275,271

COMMITMENTS AND CONTINGENCIES – Note 14

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 200,000,000 shares (2006 – 200,000,000)
Issued and outstanding: 2007 – 23,900,000 shares (2006 – 21,500,000)2007 Sep-2,400,000 shares issued @$0.3/shares net off the IPO expenses ($96,000)	23,900	21,500	21,500
Additional paid-in capital	1,712,544	1,090,944	1,090,944
Accumulated other comprehensive income	(3,629)	-	(7)
Accumulated deficit	(883,472)	(695,558)	(702,293)

TOTAL STOCKHOLDERS’ EQUITY	849,343	416,886	410,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,759,940	3,306,484	3,685,415

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit
	Shares	Amount				Total
		$	$	$	$	$

Balance, April 1, 2005	16,500,000	16,500	304,013	-	(213,786)	106,727
Capital contribution	-	-	769,231	-	-	769,231
Effect of reverse acquisition	5,000,000	5,000	17,700	-	-	22,700
Comprehensive income
Net loss	-	-	-	-	(220,390)	(220,390)
Balance, March 31, 2006	21,500,000	21,500	1,090,944	-	(434,176)	678,268
Comprehensive income
Net loss	-	-	-	-	(268,117)	(268,117)
Foreign currency translation adjustments	-	-	-	(7)	-	(7)
Total	-	-	-	(7)	(268,117)	(268,124)
Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(702,293)	410,144

Issuance of shares	2,400,000	2,400	621,600			624,000
Net loss	-	-	-	-	(181,179)	(181,179)
Foreign currency translation adjustments	-	-	-	(3,622)	-	(3,622)
Total	2,400,000	2,400	621,600	(3,622)	(181,179)	439,199
Balance, Dec 31, 2007	23,900,000	23,900	1,712,544	(3,629)	(883,472)	849,343

See notes to consolidated interim financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

AND THE 12 MONTHS ENDED MARCH 31, 2007

(Stated in US Dollars)

	For 9 Months Ended Dec 31 unaudited		12 Months Ended Mar 31, 2007 audited
	2007	2006
	$	$	$
Cash flows from operating activities
Net loss	(181,179)	(261,382)	(268,117)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	32,856	29,350	39,771

Changes in operating assets and liabilities :
Accounts receivable	245,809	(45,013)	(550,475)
Deposits, prepaid expenses and other receivables	(85,181)	(115,930)	(154,767)
Accounts payable	(917,538)		1,103,523
Other payables and accrued liabilities	10,883	770,713	60,965

Net cash flows provided by / (used in) operating activities	(894,350)	377,738	230,900

Cash flows from investing activity

Acquisition of plant and equipment	(15,270)	(39,441)	(42,337)

Net cash flows used in investing activity	(15,270)	(39,441)	(42,337)

Cash flows from financing activities
Issuance of new shares	624,000
Amounts due from related parties	177,151	129,051	(47,792)
Amounts due to related parties	(458,019)	403,205	404,216

Net cash flows provided by financing activities	343,132	532,256	356,424

Net increase/(decrease) in cash and cash equivalents	(566,488)	870,553	544,987
Effect of foreign currency translation on cash and cash equivalents	(3,827)	-	(3,095)
Cash and cash equivalents - beginning of year	770,431	228,539	228,539

Cash and cash equivalents - end of year	200,116	1,099,092	770,431

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	33,606	28,350	43,175
Income taxes

See notes to consolidated interim financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The former stockholders of BSIE acquired 34.52% of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction.  Therefore, although BSIE became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization of the Company, whereby BSIE is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure.  Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of BSIE, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, BSIE will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of BSIE. In late Oct 2007, the company completed the Public Offer by issuing 2,400,000 shares @$0.30/share in exchange Net Capital Fund in $624,000 after deduction of the relative finance and legal fee.  The former stock holders of BSIE owned shareholding, therefore, was diluted from 38.37% to 34.52%

2.

Description of business

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

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has generated recurring losses resulting in an accumulated deficit. The Group requires additional funds to maintain its operations. In late October, 2007 the Public Offering was completed and closed at early November, 2007.  The net proceeds received by the Group were $624,000.

The company’s SB2 registration with U.S Securities and Exchange Commission was effective on April 3, 2007, and its public offering was completed in early Nov 2007.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern (Continued)

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Concentrations of credit risk (Continued)

At Dec 31, 2007, customers represented 10% or more of the Group’s net sales and accounts receivable are:

2007
$
Net sales	-
Accounts receivable	147,799

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

During the reporting period, the Group had no bad debts    (2006: $4,183).

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

3months ended 31/12       9months ended 31/12        12months ended 30/3/07

2007                 2006          2007                2006

$386                 $444         $1,282

$3,128                     $3,136

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

	2007	2006
Quarter end HK$ : US$ exchange rate	7.7984	7.80
Average quarterly HK$ : US$ exchange rate	7.7990	7.80

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the Group has not yet issued financial statements, including for interim periods, for that fiscal year.  The Group does not believe the adoption of SFAS No. 155 will have a material impact on the Group’s consolidated financial position or results of operations.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

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

5.

Other income

Other revenue	3 Months ended 31/12/07	3 Months ended 31/12/06	9 Months ended 31/12/07	9 Months ended 31/12/06	12 Months ended 31/3/07
Commission income	$3,201	$8,474	$9,383	$14,103	$23,214
Exchange gain	$1,288	$2,272	$9,191	$5,329	$6,350
Interest income	$4,824	$7,871	$9,761	$8,635	$9,882
Sundry income	$42,038	-	$82,689	-	$6,092
	$51,351	$18,618	$111,024	$28,067	$45,538

6.

Interest expenses

	3 Months ended 31/12/07	3 Months ended 31/12/06	9 Months ended 31/12/07	9 Months ended 31/12/06	12 months ended 31/3/07

Interest Expense	$2,066	$14,183	$33,606	$28,350	$43,175

7.

Income taxes

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the year.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Income taxes (Continued)

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

8.

Earnings per share of common stock

Basic earnings per share of common stock was calculated by dividing the loss of $181,179 (2006: $261,382) by the weighted average number of ordinary shares 22,032,364 (2006: 21,500,000)

There is no dilution effect to the basic earnings per share of common stock for the year presented

9.

Deposits, prepaid expenses and other receivables

	At December 31		At March 31
	2007	2006	2007
	$	$	$
Security deposits to suppliers [1]	892,041	717,829	795,767
Prepayments	8,910	59,990	20,333
Utility, rental and other deposits	29,022	29,931	28,692
Other receivable	-		-
	929,973	807,750

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

	At Dec 31		At March 31
	2007	2006	2007
	$	$	$
Cost
Furniture and fixtures	100,245	98,947	99,191
Office equipment	123,258	100,879	108,624
	223,503	199,826
Accumulated depreciation
Furniture and fixtures	68,295	48,343	53,213
Office equipment	61,461	38,323	43,474
	129,756	86,666
Net
Furniture and fixtures	31,950	50,604	45,978
Office equipment	61,797	68,241	65,150
	93,747	118,845

Depreciation expenses for the 3 months are $11,181 (2006: $10,231)

Depreciation expenses for the April-Dec 2007 are $32,856 (2006: $0).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Other payables and accrued liabilities

	At Dec 31		At March 31
	2007	2006	2007
	$	$	$

Sale deposits received	72,976	69,405	80,457
Accrued expenses	174,469	136,602	155,845
Other payables	-	-	260
	247,445	206,007

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At Dec 31		At March 31
	2007	2006	2007
	$	$	$

Amount due from a shareholder	nil	nil	177,151

Amounts due to shareholders	102,585	561,538	560,604

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $32,586 during 2007 (2006: $28,446).

14.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of Dec 31,2007 are as follows:

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Commitments and contingencies (Continued)

Operating leases commitments (Continued)

Dec 31	$

2008	81,018
2009	49,410

130,428

Rental expenses for the April-Dec 2007 were $103,678 (2006: $146,934).

15.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to BaoShinn Express Company Limited (“BSEL”). BSEL holds 38.4% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended 31 Dec		9 Months ended 31 Dec		12 Months ended 31 March
			2007	2006	2007	2006	2007
			$	$	$	$	$
Bao Shinn Express Company Limited	Shareholder 38.4%	Sales of air tickets and tour packages	(60,959)	(82,852)	(218,036)	(307,793)	(188,369)

		Management service income	(10,819)	-	(30,340)	-	(5,784)

		Purchase of air tickets and tour packages	47,106	36,007	95,320	140,378	373,624

		Loan interest paid	854	2430	16,620	7,409	14,424

		Rent paid	385	6538	16,518	19,615	26,219

Mr. Wong Yun Leung, Edwin	Shareholder 18.4%	Loan interest paid	84	776	1.617	2,307	3,073

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Baoshinn Corporation and its subsidiaries (“the company”), except where the context otherwise indicates or requires.

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

Results of operations for the Three months period ended December 31, 2007 compared to Three months period ended December 31, 2006 and Nine months period ended December 31, 2007 compared to Nine months ended December 31, 2006.

Revenues

Our Revenue increased by $2,308,122 or 29.52% from $7,820,058 in the three months ended December 31, 2006 to $10,128,180 for the corresponding period in 2007. For the nine months ended December 31, 2007 our revenue increased by $4,589,825 or 19.27% from $23,818,167 in 2006 to $28,407,992 in 2007. This is a record high for the third quarter compared to previous fiscal years. The increase in revenues are mainly due to traditional travel peak season in Hong Kong, corporate clients business increased, promotion plan from airlines for the particular destination like; Bombay, New Delhi, Bangalore and Katmandu. Furthermore, the company also participated in the ticket agency market from Hong Kong to China in the third quarter, as China is the rapid growth destination for Hong Kong and overseas travelers. In the third quarter of 2007, the company is recognized by Eva Airline as its top agent in Hong Kong for selling air tickets to Taipei.

Gross Profit and Gross Profit Margin

Our gross profit increased by $48,213 or 15.48% from $311,446 in the three months ended December 31, 2006 to $359,659 for the corresponding period in 2007. For the nine months ended December 31 2007, our gross profit increased by $19,811 or 2.12% from $935,583 in 2006 to $955,394 in 2007. The gross profit margin rate decreased 0.43% from 3.98% in the three months ended December 31 ,2006 to 3.55% for the corresponding period in 2007. For the nine months ended December 31,2007, our gross profit margin decreased 0.57% from 3.93% in 2006 to 3.36% in 2007. The reason for the decrease in gross margin is mainly due to the intensive promotional activities among travel agencies and the competitive price for air tickets to China.

Operating Expenses

Overview

Total operating expenses for the three months ended December 31, 2007, were $396,734 or 3.92% of revenues, while the numbers from same period in 2006 were $409,245 or 5.23%. This is a decrease of $12,511 or (3.06%) in operating expenses. These decreases are comprised of: (i) Office rental and building management fees; ii) Management Fees and other general and administrations expenses.

Office rental and building management fees

Office rental decreased by $4,919 compared to the same period last year, from $40,890 in 2006 to $35,971 in 2007. The savings in office rental was due to the lease of less office space for the quarter ended December 31, 2007 after the merger of the finance department to the corporate management office.

Management Fees

Management fees decreased by $3,027 compared to the same period last year, from $41,109 in 2006 to $38,082 in 2007. This savings was due to the fact that consultant fees for corporate finance advice, and for funding arrangements were not needed being in the current year.

Other general and administration expenses

Other general and administration expenses decreased by $21,920 compared to corresponding period in 2006 from $92,792 to $70,872. This is due to an effective implementation of the office expense saving plan, which was reinforced by top management.

Salaries, commissions and allowances

The absolute dollar amount of salaries, commissions and allowances increased $15,194 during the quarter from $233,547 in 2006 to $248,741 in 2007. The main reason for the increase was due to an increase of staff and commissions to salesmen. However, staff costs as a percentage of revenue decreased this quarter from 2.99% in 2006 to 2.46% in 2007.

Legal and professional fees

Legal & professional fees increased during this quarter by $2,161 compare to the same period last year, from $907 in 2006 to $3,068 in 2007. This was due to the professional services related to SEC filings and other US regulatory requirements after completion of the initial public offering.

Other Incomes / (Expenses)

Sundry income

Sundry income of $42,038 was comprised of management fees and shareholder refunds, amounting to $10,819 and $31,219 respectively.

Management fees represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 34.52% of the company’s outstanding common stock. BSEL provided management advices on business operations and general travel industry knowledge to the company during the period.

Shareholder refunds represent certain prior year’s listing expenses that have been charged to our prior year’s income statement.  The shareholders agreed to pay this after public offering was completed.

Commission income

Commission income was derived from various booking systems connected to International Air Transport Association (IATA) based on the number of tickets booked through each system. Our commission income decreased from $8,474 in 2006 to $3,201 in 2007. During this quarter, we increased the number of ticket booked through a lower percentage commission booking system, which result the decreasing in dollar amount.

Exchange gain

During this quarter, the exchange gain decreased from $2,272 in 2006 to $1,289 in 2007. This was attributable to the depreciation of Hong Kong Dollar against various foreign currencies including RMB.

Interest income

Interest income was $4,824 for the three months ended December 31, 2007, compared to $7,871for the same period in 2006. This interest was earned from bank savings and fixed deposit accounts. The fixed deposit balance increased due to the increase in bank guarantee issued to airlines as a result of business growth.

Interest expense

Interest expense decreased to $2,066 for the three months ended December 31, 2007, compared to $14,183 for the corresponding period in 2006. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Net profit of $1,029 was generated in the 3rd Quarter of 2007 compared with a net loss of $103,595 during the same period of 2006. In the nine months period ended 31 December 2007, the accumulated losses decreased to $181,179 from $261,381.  This change is mainly due to the increase in gross sales revenue and the reduction of general and administration expenses.

Liquidity and Capital Resources

Operating activities

For the nine months ended December 31, 2007, net cash used in operating activities is ($894,350), compared to net cash provided in operating activities of $377,738 from the same period in 2006. The negative cash flow was primarily due to the faster settlement of the accounts payable in the current period than that of the same period last year, due to the fact that credit terms for discounted tickets was relatively shorter.

Investing activities

For the nine months ended December 31, 2007, Net cash used in investing activities was $15,270, compare to $39,441 for the same period in 2006. The cash was mainly used for the purchase of new computer equipment and for new staff and computer software to cope with our business expansion.

Financing activities

For the nine months ended December 31, 2007, net cash provided by financing activities was $343,132 compared to $532,256 for the same period in 2006.  The major source of financing of $624,000 was generated by the sale of 2,400,000 shares of common stock to the public. Part of the capital raised was used to repay loans from our former shareholders.

The company’s demand for working capital and additional funding depends on: (i) an increase in staff cost due to expansion; (ii) the level of resources to be devoted to our sales and marketing force for business promotion and: (iii) the activities and response of our competitors in pricing strategies.

During the quarter ended on Dec 31, 2007, we have turned from a loss to a profit. In accordance with our SEC registration statement effective on April 3, 2007, the Company raised equity financing during the 3rd Quarter, with gross proceeds of $720,000 and net proceeds of $624,000. These funds were used as the working capital to support our business operations and future expansion. We will raise additional working capital to finance our future operations and business development when necessary. Management will also consider raising private debt or equity financing if the cost of finance is lower.

The company’s former shareholders agreed to provide continuing financial supports to the company in terms of a temporary loan after our public listing. These temporary loans were in the principal amount of $102,585 at the end of December 31, 2007. These temporary loans are unsecured with no fixed term of repayment. Interest is charges at the rate of 10% per annum.

Financing our Capital Expenditures

During the next 12 months, the company will implement its business plan for expanding into the China market. The initial investment on capital expenditures will be approximately US$1,200,000. These funds will be used for the formation of a China flagship company, purchases of license, office renovation, communication equipment, computers and office equipment for a new setup in Shanghai. For running the operations, an additional investment of US$1,500,000 will be used as the working capital for this Shanghai office.

The new flagship company will be registered in Shanghai and act as our China headquarters. It will open branch offices in Beijing, Guangzhou, Chongqing and Kunming by the end of 2008.

As a marketing tool, an “On-line travel” business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

During the fiscal period Dec 31, 2007, and the last fiscal year ended March 31, 2007, the company did not engage in any off-balance sheet activities or had any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum.

Related party	Nature of Relationship and Control	12/31/07	12/31/06
Bao Shinn Express Company Limited	Shareholder	nil	96,154
Edwin Wong	Shareholder	nil	30,769
Benny Kan	Shareholder	nil	21,154
Mike Lam	Shareholder	102,585	394,231
Chiu Lim Chiu Luan	Shareholder	nil	11,538
Pang Hoi Ping	Shareholder	nil	7,692
Total		102,585	561,538

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended December 31, 2007.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Dated:  February 8, 2008

BAOSHINN CORPORATON

By: /s/ Ricky Chiu

Name: Ricky Chiu

Title: President