Form 10-K
period 2008-03-31
Baoshinn Corp
filed 2008-06-24
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  |  | Yes   | X | No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  |  | Yes   | X | No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | X | Yes   |  | No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|  | Yes   | X | No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completely second fiscal quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

6,550,000 common shares @ $0.39* = $2,554,500

*Average of bid and ask closing prices on June 20, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes |  | No. |  |

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

21,400,000 common shares issued and outstanding as of June 20, 2008

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Baoshinn Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

4

Item 1A.

Risk Factors

10

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

14

Item 6.

Selected Financial Data

15

Item 7.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.

Financial Statements and Supplementary Data

20

Item 9.

Changes In and Disagreements with Accountants on Accounting

And Financial Disclosure

46

Item 9A.

Controls and Procedures

46

Item 9B.

Other Information

46

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

46

Item 11.

Executive Compensation

49

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

50

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

51

Item 14.

Principal Accountant Fees and Services

52

Item 15.

Exhibits

53

Signatures

54

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

Baoshinn International Express Background

BSIE is headquartered in Hong Kong and was established in 2002 to offer extended travel services primarily focused on wholesale businesses and corporate clients. Through our Hong Kong subsidiary, we are ticket consolidators of major international airlines, including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines, China Eastern Airlines, HongKong Airlines & HongKong Express. With a strong and experienced team of travel consultants and officers dedicated to excellent travel services, we provide travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services to customers located in Hong Kong and Mainland China.

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

Business Objective

We intend to expand our current travel agency wholesale business, direct corporate client sales and Hong Kong to China travel arrangement in Hong Kong operations, and establish additional operations Mainland China. The estimated funding to meet these objectives is: (i) US $500,000 to expand the Hong Kong Operation; (ii) US $1,200,000 to establish branch offices and sales representative centers in Mainland China; (iii) US$1,500,000 for working capital of Mainland China operations.

Our long term objective is to enlarge our customer base and to provide privileged services in the Hong Kong and China Mainland market.

Description of Services

Ticketing Agency

We are ticket consolidators (meaning we are wholesale agents for the airlines) for Thai Airway, Eva Airways, China Airlines, Dragon Air, Air China, China Southern Airlines, China Eastern Airlines, HongKong Airlines and Hong Kong Express. Our computerized in-house ticketing network allows us to book and issue flight tickets for any international airline. We currently use the Abacus, Amadeus, World Span, Galileo and E-Term ticketing systems, which offer the most comprehensive ticketing services to our customers. All of these systems are recognized by the airlines as ticket booking systems, which link to airline computer systems and allow us to gain direct access to those systems and issue the ticket.

Hotel/Accommodation Arrangement

We provide extensive accommodation arrangements through our Hotel Division, which enables our customer to make advance arrangements throughout their tour. We have the capability to provide hotel reservations to any hotel in the world.

Inbound Division

We provide extensive local support and accommodation for inbound travelers to Hong Kong through our strategic alliances and relationships with local hotels and transportation companies. We provide hotel reservations, transportation, tour guides, optional tour and entrance tickets for playground and Disneyland in Hong Kong. Our current customers mostly come from the Asia Pacific regions, including China, Japan and Taiwan, also chartered customers from Europe and North America. Our staff will concentrate on China Inbound travel and Disneyland Resort Tours as we hope to capitalize on the domestic travel market in China.

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

We are now undergoing developments and expansion in all divisions. With our planned branch offices due to open in the next two years, our business is expected to be more comprehensive and be offered to a much wider spectrum of customers, while maintaining our high standard of service.

Operation

BSIE’s headquarter located in Kowloon, Hong Kong, the office lease commenced on January 1, 2004 and is for a period of 6 years. In addition, BSIE has two branch offices in Hong Kong, one is located in central, the lease commenced on September 1, 2005 and is for a term of 3 years, the other one is located in Kwai Chung, the lease commenced on August 1, 2006 and is for a term of 3 years.

BSIE has 44 employees in Hong Kong and plans to increase this to 60 employees by the end of 2008.

BSIE is a member of the Travel Industry Council of Hong Kong (TIC) and the Hong Kong Outbound Tour Operator's Association (OTOA). To maintain memberships with these organizations, we are required to comply with the agencies regulations which demand a high standard of professionalism in the travel industry and to protect the interests of our customers.

Ordinary Membership of the TIC shall meet the following criteria:

Our goal is to capture an all-encompassing market that will include the inbound/outbound markets for travel services in Hong Kong, China and around the world. We believe that we can compete on the retail, wholesale and corporate levels of the travel industry using this all-encompassing approach.

Market Overview

The travel industry has become a significant driving force in Hong Kong's economy. This includes inbound as well as outbound business, as evidenced by the following facts, trends and future estimates.

1.

In 2008, there were 28.17 million visitors to Hong Kong, a growth of 11.6% compared to 2006. Source: Hong Kong Tourism Board, February 2008

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

	2001	2002	2003	2004	2005	2006
Total Overnight Visitors Spending (US$M)	2,028.5	3,340.5	3,820.5	4,351.4	4,688.4	4,799.4
Percentage Growth (%)	19.5	64.7	14.4	13.9	7.7	2.4

Source:  Hong Kong Tourism Board, February, 2008

•

The economy of China has been expanding dramatically since the 1990's. The number of travelers continues to increase as well as their spending power. Overall spending by Mainland China Visitors has been increased steadily in the past five years. Source: Hong Kong Tourism Board.

•

Besides traveling outside China, the domestic travel market in Mainland China has been growing rapidly. With Baoshinn's new sales representative offices we plan to tap into this increasing demand.

Travel Policy Changes

•

Benefiting from the progressive extension of the Individual Visit Scheme (IVS), Mainland China was the origin for more than half the total visitors to Hong Kong in 2007. Source: Hong Kong Tourism Board, February, 2008.

•

The Individual Visit Scheme (IVS) was originally implemented in July, 2003. On July 1, 2004, IVS was launched in a total of 32 cities in southern and eastern China, permitting residents to travel to Hong Kong as individuals. Previously the Chinese Government only allowed to groups to travel to Hong Kong. During 2007, 15.49 million or 55% of all the Mainland visitors traveled to Hong Kong under IVS.

•

Total Mainland China Visitors to Hong Kong increased of 14% from 2006 to 2007. This represented 15.49 million visitors in 2007. Source: Hong Kong Tourism Board, February, 2008.

•

Starting in July, 2002, Mainland China Visitors were allowed to exchange foreign currencies freely in unlimited amounts with commercial banks. In January 2005, the Chinese Government increased the cash limit that may be carried by visitors form Mainland China to Hong Kong from US$749 to US$2,497 (RMB 6,000 to RMB 20,000). (Exchange Rate: US$1:RMB8.01).

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

•

With the number of visitors increasing, we continue to enhance our sales volume in ticketing sales, inbound and outbound tours packages, and hotel accommodation arrangements. This allows us to negotiate competitive rates, since we are a ticket consolidator for several international airlines.

•

We will work to take advantage of the IVS and the spectacular growth in China's economy.

•

We will strive to improve service quality for customers, by investing in advanced computer programs, with a view to supplying innovative information technology solutions to both individual and corporate travelers.

•

To further expand our service coverage for Mainland China visitors, we plan to open a new office in Shanghai. This office will provide complete travel services to individual and corporate customers in the Eastern and Northern area of China.

•

We plan to establish a new office in Beijing. Besides comprehensive travel services, additional resources will be allocated to this office in anticipation of the increased growth due to the 2008 Olympic Games.

•

We plan to further expand our travel services coverage to Guangzhou and Shenzhen in Mainland China in the second half of 2007. These offices will allow us to provide superior travel services for travelers in the Southern China.

•

We also plan to operate chartered flights from Hong Kong to Mainland, Thailand and Taiwan in the future.

•

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

•

We plan to operate in a retail chain store format to enlarge our customer base and provide more comprehensive services in Mainland China. This "retail chain" means the company will open the branch to serve the direct customer of the Chinese agents. Currently, we provide our services to travel agencies who further sell our product to direct customers.

•

Currently, 78% of our revenue is generated from travel agencies, and 19% of our revenue comes from the direct corporate customers, and 3% comes from sale of air ticket route from Hong Kong to Mainland China. Our plan is to increase the direct corporate customer business, because of its higher gross profit margin.

Marketing Techniques

Air Tickets wholesale (core business, 78% of Revenue):

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

Corporate travel (19% of Revenue):

Our current market techniques to promote corporate are:

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

Sale of air ticket route from Hong Kong to Mainland China (3% of revenue).

Our current market techniques to promote inbound travel are:

•

Build extensive relationships with China local hotels to obtain competitive hotel rates, and secure hotel rooms during peak season.

•

Use existing networks in mainland China and Taiwan to penetrate into those overseas markets, provide tour services, hotel, and car transfer services for Hong Kong visitors from these regions.

•

As part of our long term market strategies, the existing business in Hong Kong will build the foundation for future China development, and will integrate into future China operations.

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

•

Dependence on internet and computer system will be a disaster during system outage.

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

Our competitor’s advantage is that their financial background is stronger than ours.

Our main advantage is our relatively small size which allows us to be more flexible and respond to market changes more rapidly.

Employees

We have approximately 44 employees in Hong Kong, and we plan to increase this number to approximately 60 employees by the end of 2008 in order to cope with the business expansion.

ITEM 1.A.  RISK FACTORS.

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

These stockholders will thus have substantial influence over our management and affairs, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$2,898	01/01/2004 - 12/31/2009	Bao Shinn International
Grand Monrovia Enterprises Limited	Suites 903, 9/F, Wing On Life Building, 22-22A Des Voeux Central, Hong Kong	$1,586	09/01/2005 - 08/31/2008	Bao Shinn International
Grand Power Express Int'l, Ltd.	Level 18, Metroplaza Tower 2, 223 Hing Fong Rd, Kwai Chung, NT, Hong Kong *Supplementary Agreement	$2,137 $ 670	06/05/2006 06/04/2009 01/08/2006- 30/07/2009	Bao Shinn International

Twelve Months Ending March 31:	Future Minimum Lease Payments $
March 31, 2009	76,388
March 31, 2010	32,374
March 31, 2011	nil

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN” since the 3rd quarter of the fiscal year ended March 31, 2008. The closing price of our common stock, as reported by the OTC Bulletin Board on March 31, 2008, was $0.39.

National Association of Securities Dealers OTC Bulletin Board*

Quarter End	High	Low
31-Dec-07	0.36	0.36
31-Mar-08	0.39	0.30

*

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341

(b)

HOLDERS. As of March 31, 2008, we had approximately 32 shareholders record of 21,400,000 shares of the Company's common stock. which does not include shareholders whose shares are held in street or nominee names. We believe that as of March 31, 2008, there are approximately 79 beneficial owners of our Common Stock.

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

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average exercise Price of outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	380,000	Nil	Nil

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

On September 28, 2007, the Company issued 2,400,000 common shares at a value of $0.3 per share according the effective registration with SEC on 3 April 2007.

On December 30, 2007, the Company redeemed 2,500,000 common shares and such shares are thereafter classified as not issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

            AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended March 31, 2008 compared to year ended March 31, 2007.

For the 12 months ended March 31, 2008, the Company has continued to experience growth in sales revenue. The total number of air tickets we issued increased 12,522 from 73,060 in the fiscal year ended March 31, 2007 to 85,582 in the corresponding period in 2008. During the fiscal year ended March 31, 2008, the company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as first tier agents for additional two airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asia cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China’s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

On February 22, 2008, the Company’s wholly-owned subsidiary, Bao Shinn International Express Ltd. opened a subsidiary company in Hong Kong. This new subsidiary, Bao Shinn (China) Express Ltd has been set up to make travel arrangements from Hong Kong to China, including air tickets, hotel reservations and package tours.

Revenues

Revenue increased by $5,535,592 or 17.25% from $32,080,684 in the fiscal year ended March 31, 2007 to $37,616,276 in the corresponding period in 2008. Our revenues were made up of the following components:  Seventy-eight percent (78%) or $29,318,485 was from the wholesale travel business, $7,205,896 or 19% was from direct sales to corporate clients and $1,091,895 or 3% was from sale of ticket sales for routes from Hong Kong to mainland China. The increase in revenue was mainly due to our core wholesale travel business, which increased by $3,572,071 or 13.8% from $25,746,415 in fiscal year ended March 31, 2007 to $29,318,485 in the corresponding period in 2008. Corporate client sales also increased by $1,829,181 or 34% from $5,376,715 in fiscal year ended March 31, 2007 to $7,205,896 in the corresponding period in 2008. The number of our corporate clients increased by 50 from 187 in fiscal year ended March 31, 2007 to 237 in the corresponding period in 2008. Ticket sales for our route from Hong Kong to mainland China increased by $134,337 or 14.03% from $957,558 in fiscal year ended March 31, 2007 to $1,091,895 in the corresponding period in 2008.

Gross Profit and Gross Profit Margin

Gross profit increased by $73,623 or 5.96% from $1,234,167 in the fiscal year ended March 31, 2007 to $1,307,790 for the corresponding period in 2008. The gross profit margin rate decreased 0.37% from 3.84% in the fiscal year ended March 31, 2007 to 3.47% for the corresponding period in 2008. The decrease in gross profit margin is mainly due to a lower margin of 2.3% generated from our core wholesale travel business. The wholesale travel business generated lower margins due to intensive promotional activities among travel agencies in Hong Kong. In addition, airlines have cut back their commissions to travel agents due to increased costs associated with fuel surcharges, as fuel costs rose significantly during the period. As a result, the gross margin on our wholesale travel business decreased from 2.96% in the fiscal year ended March 31, 2007 to 2.3% in the corresponding period in 2008.

Direct sales to corporate clients generated gross profit of $599,924 with gross profit margin of 8.33% in the fiscal year ended March 31, 2008 compare to gross profit of $455,107 with gross profit margin of 8.46% in the corresponding period in 2007.

Ticket sales on our route from Hong Kong to mainland China generated a gross profit of $34,174 with gross margin of 3.13% in the fiscal year ended March 31 2008 compared to gross profit of $17,351 with gross profit margin of 1.81% in the corresponding period in 2007.

Operating Expenses

Overview

Total operating expenses for the fiscal year ended March 31, 2008, were $1,687,677 or 4.48% of revenues, while the operating expenses for the corresponding period in 2007 were $1,464,876 or 4.56% of revenues. This represents a 0.08% decrease of operating expense as a percentage of revenues. These decreases are mainly attributable to a cost saving strategy, which significantly reduced other operating expense, including entertainment, printing and communication expenses.

	2008	% of Revenue	2007	% of Revenue
Salaries, commission, allowance	1,021,645	2.72%	793,807	2.47%
Legal & Professional fees	35,075	0.09%	8,073	0.03%
Office Rental	133,669	0.36%	124,024	0.39%
Management fee	169,166	0.45%	114,850	0.36%
Stock compensation expenses	22,800		0
Other operating fee	349,527	0.99%	463,893	1.45%
	1,731,882		1,504,647

Salaries, Commissions and Allowances

The absolute dollar amount of salaries, commissions and allowances increased $227,838 from $793,807 in fiscal year ended March 31, 2007 to $1,021,645 for the corresponding period in 2008. The main reason for the increase was due to an increase of staff and commissions paid to the staff.

Legal and Professional Fees

Legal & professional fees increased by $27,002 from $8,073 in fiscal year ended March 31, 2007 to $35,075 in the corresponding period in 2008. This was due to professional services provided for SEC filings and other US regulatory requirements after completion of the offering during the third quarter of fiscal year ended March 31, 2008.

Office Rental and Building Management Fees

Office rental increased by $9,675 from $124,024 in fiscal year ended March 31, 2007 to $133,669 in the corresponding period in 2008. The increase in office rental was due to the lease of extra office space from the 3rd quarter of the fiscal year ended March 31, 2008 after the relocation of our finance department to our corporate management office.

Management Fees

Management fees increased by $54,316 from $114,850 in fiscal year ended March 31, 2007 to $169,166 in the corresponding period in 2008. The management fees were paid for financial control advice, financial reporting assistance and business strategic advice. During the third quarter of the fiscal year ended 2008, the company completed the offering of 2,400,000 shares of our common stock to the public. The increase during the fiscal year ended 2008 was mainly due to additional services required during the period, including corporate finance advice and funding activity support.

Other General and Administration Expenses

Other general and administration expenses decreased by $114,366 from $463,893 in fiscal year ended March 31, 2007 to $349,527 in the corresponding period in 2008. This is due to an effective implementation of the cost saving strategy, which was reinforced by top management during the fiscal year ended March 31, 2008.

Stock Options

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and all options must be exercised prior to March 31, 2011. In the year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years, which vest immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. The stock-based compensation expense recorded in 2008 was $22,800 (2007: Nil) which was charged to the consolidated statements of operations.

Other Income

	Year ended March 31,
	2008	2007
	$	$

Commission income	11,033	23,214
Gain on exchange	10,102	6,350
Interest income	9,774	9,882
Refund written back	21,157	-
Management service income	44,836	5,784
Sundry income	36,223	308

Commission Income

Commission income was derived from various booking systems based on the number of tickets booked through each system. Our commission income decreased from $23,214 in the fiscal year ended March 31, 2007 to $11,033 in the corresponding period in 2008. During fiscal year ended March 31, 2008, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Exchange Gain

During this quarter, the exchange gain increased from $6,350 for the fiscal year ended March 31, 2007 to $10,102 in the corresponding period in 2008. This was attributable to the appreciation of the Hong Kong Dollar against foreign currencies including the U.S. Dollar and the Thai Baht.

Interest Income

Interest income was $9,882 for the fiscal year ended March 31, 2007, compared to $9,774 for the corresponding period in 2008. This interest was earned from bank savings and fixed deposit accounts.

Refund Written Back

The company’s accounting policy allows us to recognize as income unclaimed refunds due to clients and suppliers for a period of over 2 years. During the fiscal year ended March 31, 2008, we recognized $21,157 in unclaimed refunds as income.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge since the 4th quarter of fiscal year ended March 31, 2007. Management service income from BSEL was $5,784 in the fiscal year ended March 31, 2007, compare to $44,836 in the corresponding period in 2008.

Sundry Income

Sundry income is comprised of an adjustment of a prior year transaction. The adjustment represents a reversal of a prior year legal & professional expense item related to the public offering. The legal and professional expense was recorded in our income statement for the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, the shareholders agreed to pay the expense themselves after the public offering was completed, which result a sundry income to the company.

Interest Expense

Interest expense decreased from $43,175 in the fiscal year ended March 31 2007 to $33,975 in the corresponding period in 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Loss

Net loss increased by $56,825 from $268,117 for the fiscal year ended March 31 2007 to $324,942 for the corresponding period in 2008. The loss is mainly due to additional expenses incurred to maintain the company as a US listed company. These expenses include professional and legal fees, management fees, audit fees, and consulting fees.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. There were no temporary loans outstanding at the end of fiscal year ended March 31, 2008 from our former shareholders. These temporary loans were unsecured with no fixed term of repayment during the fiscal year ended March 31, 2008. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $743,798 for the fiscal year ended March 31, 2008, compared to net cash provided in operating activities of $230,900 from the corresponding period in 2007. The cash usage during the fiscal year ended March 31, 2008 is mainly for the support of our sales revenue increase. Working capital increased $345,752 from $299,016 in the fiscal year ended March 31, 2007 to $644,768 in the fiscal year ended March 31, 2008.

Investing Activities

Net cash used in investing activities was $20,988 for the fiscal year ended March 31, 2008, compare to $42,337 for the corresponding period in 2007. The cash was mainly used for the purchase of new computer equipment and a computer software update, needed to cope with our business expansion.

Financing Activities

Net cash provided by financing activities was $235,677 for the fiscal year ended March 31, 2008, compared to $356,424 for the corresponding period in 2007. In accordance with our SEC registration statement effective on April 3, 2007, the Company issued 2,400,000 common shares at a price of $0.3 per share on September 28,

2007, which raised gross proceeds of $720,000 and net proceeds of $624,000. Part of the money raised was used to repay loans from former shareholders. The Company redeemed 2,500,000 common shares for $0 on December 30, 2007 and such shares were thereafter classified as authorized, but unissued.

Financing Our Capital Expenditures

During the next 12 months, the company will implement its business plan for expanding into the China market. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China headquarters. We will subsequently open branch offices in Beijing, Guangzhou, Chongqing and Kunming by the end of 2008.

As a marketing tool, an “On-line travel” business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the fiscal year ended March 31, 2008, and the last fiscal year ended March 31, 2007, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum.

Related party	Nature of Relationship and Control	3/31/08	3/31/07
Bao Shinn Express Company Limited	Shareholder	nil	311,020
Edwin Wong	Shareholder	nil	30,718
Benny Kan	Shareholder	nil	21,119
Mike Lam	Shareholder	nil	163,190
Chiu Lim Chiu Luan	Shareholder	nil	11,519
Pang Hoi Ping	Shareholder	nil	23,038
Total		nil	560,604

Change in Fiscal Year

At its March 25, 2008 Annual Meeting, the Board of Directors of the Company elected to change the Company’s fiscal year from March, 31 to December, 31. This change will be effective for the year ending December 31, 2008, and an Annual Report on form 10-K will be filed for the nine month transition period ending on December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

March 31, 2008 and 2007

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGES

Report of Independent Registered Public Accounting Firm

23

Consolidated Balance Sheets

24

Consolidated Statements of Operations

25

Consolidated Statements of Stockholders’ Equity

26

Consolidated Statements of Cash Flows

27

Notes to Consolidated Financial Statements

28-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the year ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	At March 31,
	2008	2007
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	243,358	770,431
Accounts receivable	1,582,276	1,781,913
Amount due from a related party – Note 11	3,596	177,151
Deposits, prepaid expenses and other receivables - Note 8	819,398	844,792

Total Current Assets
Plant and equipment – Note 9	88,270	111,128

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,685,829	2,478,105
Other payables and accrued liabilities – Note 10	318,031	236,562
Amounts due to related parties – Note 11	-	560,604

Total Current Liabilities

TOTAL LIABILITIES	2,003,860

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares (2007 – 21,500,000)	21,400	21,500
Additional paid-in capital	1,737,844	1,090,944
Accumulated other comprehensive income	1,029	(7)
Accumulated deficit	(1,027,235)	(702,293)

TOTAL STOCKHOLDERS’ EQUITY

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,736,898	3,685,415

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Year ended March 31,
	2008	2007	2006
	$	$	$

Net sales	37,616,276	32,080,684	20,570,280
Cost of sales	(36,308,486)	(30,846,517)	(19,929,896)

Gross profit	1,307,790	1,234,167	640,384
Depreciation	(44,205)	(39,771)	(33,186)
Administrative and other operating expenses	(1,687,677)	(1,464,876)	(832,032)

Loss from operations	(424,092)	(270,480)	(224,834)
Other income - Note 5	133,125	45,538	25,676
Interest expenses – Note 6	(33,975)	(43,175)	(21,232)

Loss before income taxes	(324,942)	(268,117)	(220,390)
Income taxes - Note 7	-	-	-

Net loss	(324,942)	(268,117)	(220,390)

Earnings per share of
common stock – Note 4
- Basic	(0.01)	(0.01)	(0.01)
- Diluted	(0.01)	N/A	N/A

Weighted average number of
common stock – Note 4
- Basic	21,933,607	21,500,000	16,513,889
- Diluted	21,993,115	N/A	N/A

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
		$	$	$	$	$

Balance, April 1, 2005	16,500,000	16,500	304,013	-	(213,786)	106,727
Capital contribution	-	-	769,231	-	-	769,231
Effect of reverse acquisition	5,000,000	5,000	17,700	-	-	22,700
Comprehensive income
Net loss	-	-	-	-	(220,390)	(220,390)

Balance, March 31, 2006	21,500,000	21,500	1,090,944	-	(434,176)	678,268
Comprehensive income
Net loss	-	-	-	-	(268,117)	(268,117)
Foreign currency translation
adjustments	-	-	-	(7)	-	(7)
Total comprehensive income	-	-	-	(7)	(268,117)	(268,124)

Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(702,293)	410,144
Issuance of common stock,	2,400,000	2,400	621,600	-	-	624,000
net of IPO cost
Redemption of common stock	(2,500,000)	(2,500)	2,500	-	-	-
Stock based compensation	-	-	22,800	-	-	22,800
Comprehensive income
Net loss	-	-	-	-	(324,942)	(324,942)
Foreign currency translation
adjustments	-	-	-	1,036	-	1,036
Total comprehensive income	-	-	-	1,036	(324,942)	(323,906)

Balance, March 31, 2008	21,400,000	21,400	1,737,844	1,029	(1,027,235)	733,038

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended March 31,
	2008	2007	2006
	$	$	$
Cash flows from operating activities
Net loss	(324,942)	(268,117)	(220,390)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	44,205	39,771	33,186
Stock based compensation	22,800	-	-

Changes in operating assets and liabilities :
Accounts receivable	205,575	(550,475)	(820,677)
Deposits, prepaid expenses and other receivables	28,291	(154,767)	(395,558)
Accounts payable	(799,935)	1,103,523	1,012,920
Other payables and accrued liabilities	80,208	60,965	100,176

Net cash flows provided by / (used in) operating activities	(743,798)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	-	-	22,700
Acquisition of plant and equipment	(20,988)	(42,337)	(99,806)

Net cash flows used in investing activities	(20,988)	(42,337)	(77,106)

Cash flows from financing activities
Net proceeds from issuance of new shares	624,000	-	769,231
Amounts due from related parties	173,568	(47,792)	(129,051)
Amounts due to related parties	(561,891)	404,216	(162,180)

Net cash flows provided by financing activities		356,424	478,000

Net (decrease)/increase in cash and cash equivalents	(529,109)	544,987	110,551
Effect of foreign currency translation on cash and cash equivalents	2,036	(3,095)	-
Cash and cash equivalents - beginning of year	770,431	228,539	117,988

Cash and cash equivalents - end of year	243,358	770,431	228,539

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	33,975	43,175	21,232
Income taxes	-	-	-

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction.  During the fiscal year ended March 31, 2006, the Company issued 5,000,000 restricted common shares at $0.01 per share for total cash consideration of $50,000.  On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”), a privately-held Hong Kong corporation, by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. During the year ended March 31, 2008, the Company issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

On February 20, 2008, BSIE incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.128 per share.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.

Description of business (Continued)

BSCE also offers extended travel services primarily focused on wholesale businesses and corporate clients in the Mainland China but has not yet operated as at the fiscal year end.

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

Management believes that actions presently taken to revise the Group’s operating and financial requirements provide the opportunity for the Group to continue as a going concern. The Company’s shareholders agreed to provide continuing financial supports to the Company in terms of a temporary loan.

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

Basis of presentation and consolidation (Continued)

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

Accounts receivable

Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of the receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable.

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.

During the year ended March 31, 2008, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts. (2007: $2,811, 2006: $1,178).

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Advertising expenses amounted to $1,730 (2007: $3,135, 2006: $1,662) are included in administrative and other operating expenses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the year ended March 31, 2008. As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.   The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive income represented foreign currency translation adjustments.

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

	2008	2007	2006
Year end HK$ : US$ exchange rate	7.7860	7.8130	7.8
Average yearly HK$ : US$ exchange rate	7.7951	7.7805	7.8

Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Basic and diluted earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended March 31, 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	2008	2007	2006
	$	$	$
Numerator for basic and diluted earnings per share:
Net income	(324,942)	(268,117)	(220,390)

Denominator:
Basic weighted average shares	21,933,607	21,500,000	16,513,889
Effect of dilutive securities	59,508	-	-

Diluted weighted average shares			16,513,889

Basic earnings per share:	(0.01)	(0.01)	(0.01)

Diluted earnings per share:	(0.01)	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Basic and diluted earnings per share (Continued)

Stock-Based Compensation

The Company uses the fair value method for stock-based compensation granted to employees of the Company. The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yields, volatility factors of the expected market price of the Company’s common shares and an expected life of the options.

During the year ended March 31, 2008, the Company recorded $22,800 as a charge to operations to recognize the grant date fair value of stock-based compensation included in administrative and other operating expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008. In early 2008 the Company purchased currency forwards to arbitrage the Dollar/ RMB relationship. The Company used level one fair value  inputs to determine the value the currency forwards  (see note 6.), Level 1 fair value inputs include quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

4.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP.  SFAS No. 141(R) makes significant amendments to other pronouncements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R).  SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination.  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recent accounting pronouncements (Continued)

SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

5.

Other income

	Year ended March 31,
	2008	2007	2006
	$	$	$

Commission income	11,033	23,214	18,441
Gain on exchange	10,102	6,350	6,848
Interest income	9,774	9,882	387
Refund written back	21,157	-	-
Management service income	44,836	5,784	-
Sundry income	36,223	308	-

6.

Interest expenses

	Year ended March 31,
	2008	2007	2006
	$	$	$

Interest on amounts due to related parties	33,975	43,175	21,232

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Income taxes

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to loss before taxes for the year ended March 31, 2008.

	Year ended March 31,
	2008	2007	2006
	$	$	$

Loss before taxes	(324,942)	(268,117)	(220,390)

Provision for income taxes at Hong Kong
income tax rate	(56,864)	(46,920)	(38,568)
Temporary differences not recognized	3,866	279	8,516
Income not subject to tax	(1,709)	(1,729)	-
Non-deductible expenses for income tax purposes	10,177	6,390	41
Unused tax losses not recognized	44,530	41,980	30,011

	-	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

8.

Deposits, prepaid expenses and other receivables

	At March 31,
	2008	2007	2006
	$	$	$

Security deposits to suppliers [1]	763,449	795,767	661,220
Prepayments	24,055	20,333	10,448
Utility, rental and other deposits	31,894	28,692	20,152

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Plant and equipment

	At March 31,
	2008	2007	2006
	$	$	$
Cost
Furniture and fixtures	100,404	99,191	89,690
Office equipment	129,145	108,624	76,241

Accumulated depreciation
Furniture and fixtures	73,437	53,213	33,619
Office equipment	67,842	43,474	23,558

Net
Furniture and fixtures	26,967	45,978	56,071
Office equipment	61,303	65,150	52,683

Depreciation expenses for the year ended 2008 are $44,205 (2007: $39,771, 2006: $33,186).

10.

Other payables and accrued liabilities

	At March 31,
	2008	2007	2006
	$	$	$

Sale deposits received	112,917	80,457	102,760
Accrued expenses	205,114	155,845	73,116
Other payables	-	260	-

			175,876

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At March 31,
	2008	2007	2006
	$	$	$

Amount due from a shareholder	3,596	177,151	129,051

Amounts due to shareholders	-	560,604	158,333

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

12.

Share capital

During the year ended March 31, 2008, the following changes in issued share capital occurred:

(a)

The Company issued 2,400,000 common shares at a value of $0.3 per share on September 28, 2007.

(b)

The Company redeemed 2,500,000 common shares on December 30, 2007 and such shares are thereafter classified as not issued and outstanding.

13.

Stock options

The Company has stock options plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee which is struck at US$0.35 per share.

For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to that maximum of 30% of options to be exercised up to March 31, 2009, maximum of 60% of options to be exercised up to March 31, 2010 and the 100% of options to be exercised up to March 31, 2011.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

In the year ended March 31, 2008, a total of 300,000 and 80,000 of vested and non-vested options respectively were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years which vest immediately under the vesting conditions.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in 2008 was $22,800 (2007: Nil, 2006: Nil) which was charged to the consolidated statements of operations and credited to contributed surplus.

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$
Balance as of March 31, 2007	-	-	-

Granted	380,000	0.35	3

Balance as of March 31, 2008	380,000	0.35	3

Exercisable as of March 31, 2008	170,000	0.35	3

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2008	2007	2006
Company A ……………………………….	11%	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Concentration of credit (Continued)

Details of the accounts receivable from the one customer with the largest receivable balances at March 31, 2008 and 2007 are as follows:

	Percentage of accounts receivable
	2008	2007
Company A ……………………………….	15%	12%

15.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $44,237 during 2008 (2007: $41,737, 2006: $21,880).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2008 are as follows:

Year ending March 31	$

2009	76,388
2010	32,374

Rental expenses for the year ended 2008 were $133,669 (2007, $124,024, 2006: $49,774).

17.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	Year ended March 31,
			2008	2007
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(168,028)	(188,369)

		Management service income	(44,836)	(5,784)

		Purchase of air tickets and tour packages	260,483	373,624

		Loan interest paid	16,783	14,424

		Rent paid	16,934	26,219

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	1,628	3,073

18.

Segment Information

SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

For management purposes, the Group is regarded as a single segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong. Accordingly, no geographical segment information is presented.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURE.

There have been no disagreements in connection wit h a change in accountant during the period.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive and principal financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended March 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management reports on this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended March 31, 2008:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Chiu Wan Kee	66	Chairman, Director
Sean Webster	36	President, C.F.O., Director
Ricky Chiu	37	Director
Benny Kan	43	C.E.O., Director
Mike Lam	36	Director
Bernard Leung	48	C.O.O.

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

Mr. Wan Kee CHIU, Chairman, Director. Mr. Chiu founded Bao Shinn Express Co. Ltd. in 1966, the business upon which Baoshinn Corporation is built. It is his extensive experience and connections in the industry that has allowed Baoshinn Corporation to grow and prosper in such a short time. Mr. CHIU Wan Kee was appointed Chairman and Director of Baoshinn Corporation on March 31, 2006 when the company incorporated, with over 40 years experience in the travel industry. Mr. Chiu is also member of board of directors of several other travel and logistics companies.

Mr. Sean Webster, Age 36, President, Chief Financial Officer and Director. Mr. Webster will hold these positions until he resigns or a successor is elected. From January 1999 to April 1999, Mr. Webster was an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. In May, 1999 he became an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) with the same company, until it changed its name to Blackmont Capital, Inc. He remained at Blackmont until October, 2008. In November, 2008 he became the Vice President, Corporate Development of Grand Power Logistics Group, Inc., which is a publicly traded company on the Canadian TSX Venture Exchange traded under the symbol "GPW". Mr. Webster graduated from the University of Calgary in 1996 with a Bachelors Degree in Economics, and a minor in Management and Commerce.

Mr. Benny KAN, C.E.O., Director. Mr. Kan joined the group in 2003. Before that, he was General Manager of Million Tour, King's Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan was appointed C.E.O., C.F.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., a subsidiary of Baoshinn Corporation, and he has held that position since the inception of the Company.

Mr. Mike Lam, Age 36, Director and Secretary, and he has served as a director since March 31, 2006. Mr. Lam will hold these positions until he resigns or his successor is elected. Mr. Lam has over 10 years of experience in air cargo and logistics services. With his extensive knowledge on sales and pricing, he has developed relationships with local and overseas clients. Since May 2000, Mr. Lam has served as General Manager of Grand Power Express and, since May, 1997 he has served as General Manager of Grand Power Express Forwarders Co. Ltd., and Grand Power Express Tourism Col Ltd. (Macau). Mr. Lam was the general manager of Grand Power Express Tourism Co Ltd. in Macao prior to joining the Company. He has more than 15 years experience working in the Travel industry. Mr. Lam spent the past 3 years in Grand Power Express Tourism Co Ltd.

Mr. Ricky Chiu, Age 37, is a Director of the Company. Mr. Chiu will hold this position until he resigns or his successor is elected. Mr. Chiu previously served as Director and President of the Company from November, 2000 until March, 2008. Mr. Chiu has been the Managing Director of Grand Power Express since 2000 and listed this business through Grand Power Logistics Group Inc. on the TSX Venture Exchange ("GPW") in 2004. Mr. Chiu has a BS degree from London University. Mr. Chiu has served as a director of Bao Shinn Express Co. Ltd since 1998, and has over 10 year working experience in the Travel industry in Hong Kong. Mr. Chiu is an owner of Bao Shinn Express Co. Ltd.

Mr. Bernard LEUNG, C.O.O. Mr. Leung joined the group in 2005 with more than 25 years experience in the travel industry. Before that, he held various positions, and was on board of King Travel Co. Ltd., managing all direct and wholesale marketing & sales for more than 10 years. Mr. Leung also worked for Jardine Airport Services, a subsidiary of Jardine Matheson Group in Hong Kong Kai Tak International Airport from 1981 until 1996 for 15 years. Mr. Leung was appointed C.O.O. on March 31, 2006 when the company incorporated. Bernard Leung has been the manager of Bao Shinn International Express Ltd., subsidiary of Baoshinn Corporation, since inception. He is now looking after the operations and sales of the company

(b) Significant Employees.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended March 31, 2008, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended March 31, 2007.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000’s)					Long Term Compensation				Total
Annual Compensation Year ended March 31					Awards		Payouts
Name & Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Chiu Wan Kee	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Sean Webster	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Benny Kan	2007	36	0	0	0	0	0	0	36
	2008	42.82	0	0	0	0	0	0	42.82
Mike Lam	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Bernard Leung	2007	36	0	0	0	0	0	0	36
	2008	40.76	0	0	0	0	0	0	40.76

No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(a)

Option/SAR Grants

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to an employee.

For non-vested stock options, the options have a maximum term of three years, up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and 100% of options to be exercised up to March 31, 2011.

In the year ended March 31, 2008, a total of 300,000 of vested and 80,000 non-vested options were granted to employees of the Company at a price of $0.35 per share, exercisable for a term of three years.  No stock options have been granted to any of the officers or directors.

No stock options have been exercised by any employees, officers or directors since we were founded.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Chiu Wan Kee (3) Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0	0
Sean Webster 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung New Territories, Hong Kong	0	0
Ricky Chiu (3) 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung New Territories, Hong Kong	0	0
Bao Shinn Express Co. Ltd. Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	8,250,000[2]	38.551%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	1,815,000	8.481%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	825,000	3.855%
Bernard Leung 11B, Green Land Court, 88, Ma Tau Wai Road, Hunghom Kowloon, Hong Kong	0	0
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	3,960,000	18.505%
All Officers and Directors as a Group	14,850,000	69.392%

[1] Applicable percentage ownership is based on 21,400,000 shares of our common stock outstanding as of March 31, 2008. There are no options, warrants, rights, conversion privileges similar right to acquire the common stock of the Company outstanding as of March 31, 2008.

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

(b)

Future Sales by Existing Shareholders

As of March 31, 2008, there are a total of 15 Stockholders of record holding 21,400,000 shares of Bao Shinn’s common stock. All of our outstanding common stock are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

          INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.551% of Baoshinn Corporation’s outstanding common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended March 31,
			2008	2007
Bao Shinn Express Company Limited	Shareholder (38.551%)	Sales of air tickets and tour packages	(168,028)	(188,369)
		Management service income	(44,836)(1)	(5,784)
		Purchase of air tickets and tour packages	260,483	373,624
		Loan interest paid	16,783	14,424
		Rent paid	16,934	26,219
Mr. Wong Yun Leung, Edward	Shareholder (18.4%)	Loan interest paid	1,628	3,073

BSEL, pays a management service fee of US$44,836 to us, because we give advice on BSEL business operations and provide travel industry knowledge to BSEL.

SHAREHOLDER LOANS

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, bearing interest at 10%, with no fixed terms of repayment. As of March 31, 2008, there is no accrued and unpaid interest on the outstanding loans.

Related party	Nature of relationship and control	3/31/08 Principal Balance of Loans	3/31/07 Principal Balance of Loans
Bao Shinn Express Company Limited	Shareholder	nil	311,020
Edwin Wong	Shareholder	nil	30,718
Benny Kan	Shareholder	nil	21,119
Mike Lam	Shareholder	nil	163,190
Chiu Lim Chiu Luan	Shareholder	nil	11,519
Pang Hoi Ping	Shareholder	nil	23,038
		nil	560,604

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dominic K. F. Chan & Co ("DKFC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by DKFC for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $22,360 for the fiscal year ended March 31, 2008.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $3,849 for the fiscal year ended March 31, 2008.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning for the fiscal year ended March 31, 2008 was $0.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the fiscal year ended March 31, 2008.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2008.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2008.

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

BAOSHINN CORPORATION

Dated: June 24, 2008	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	June 24, 2008
Sean Webster

/s/ Chiu Wan Kee	Chairman/Director	June 24, 2008
Chiu Wan Kee

/s/ Benny Kan	CEO/Director	June 24, 2008
Benny Kan

/s/ Mike Lam	Secretary/Director	June 24, 2008
Mike Lam

/s/ Bernard Leung	C.O.O.	June 24, 2008
Bernard Leung

/s/ Ricky Chiu	Director	June 24, 2008
Ricky Chiu