Form 10-K/A
period 2008-03-31
Baoshinn Corp
filed 2008-06-30
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes |  | No |  |

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

1.

In 2008, there were 28.17 million visitors to Hong Kong, a growth of 11.6% compared to 2006. Source: Hong Kong Tourism Board, February 2008.

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

Other Income

	Year ended March 31,
	2008	2007
	$	$

Commission income	11,033	23,214
Gain on exchange	10,102	6,350
Interest income	9,774	9,882
Refund written back	21,157	-
Management service income	44,836	5,784
Sundry income	36,223	308

	133,125	45,538

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

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	At March 31,
	2008	2007
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	243,358	770,431
Accounts receivable	1,582,276	1,781,913
Amount due from a related party – Note 11	3,596	177,151
Deposits, prepaid expenses and other receivables - Note 8	819,398	844,792

Total Current Assets	2,648,628	3,574,287
Plant and equipment – Note 9	88,270	111,128

TOTAL ASSETS	2,736,898	3,685,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,685,829	2,478,105
Other payables and accrued liabilities – Note 10	318,031	236,562
Amounts due to related parties – Note 11	-	560,604

Total Current Liabilities	2,003,860	3,275,271

TOTAL LIABILITIES	2,003,860	3,275,271

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares (2007 – 21,500,000)	21,400	21,500
Additional paid-in capital	1,737,844	1,090,944
Accumulated other comprehensive income	1,029	(7)
Accumulated deficit	(1,027,235)	(702,293)

TOTAL STOCKHOLDERS’ EQUITY	733,038	410,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,736,898	3,685,415

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

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended March 31,
	2008	2007	2006
	$	$	$
Cash flows from operating activities
Net loss	(324,942)	(268,117)	(220,390)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	44,205	39,771	33,186
Stock based compensation	22,800	-	-

Changes in operating assets and liabilities :
Accounts receivable	205,575	(550,475)	(820,677)
Deposits, prepaid expenses and other receivables	28,291	(154,767)	(395,558)
Accounts payable	(799,935)	1,103,523	1,012,920
Other payables and accrued liabilities	80,208	60,965	100,176

Net cash flows provided by / (used in) operating activities	(743,798)	230,990	(290,343)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	-	-	22,700
Acquisition of plant and equipment	(20,988)	(42,337)	(99,806)

Net cash flows used in investing activities	(20,988)	(42,337)	(77,106)

Cash flows from financing activities
Net proceeds from issuance of new shares	624,000	-	769,231
Amounts due from related parties	173,568	(47,792)	(129,051)
Amounts due to related parties	(561,891)	404,216	(162,180)

Net cash flows provided by financing activities	235,677	356,424	478,000

Net (decrease)/increase in cash and cash equivalents	(529,109)	544,987	110,551
Effect of foreign currency translation on cash and cash equivalents	2,036	(3,095)	-
Cash and cash equivalents - beginning of year	770,431	228,539	117,988

Cash and cash equivalents - end of year	243,358	770,431	228,539

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	33,975	43,175	21,232
Income taxes	-	-	-

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	2008	2007	2006
	$	$	$
Numerator for basic and diluted earnings per share:
Net income	(324,942)	(268,117)	(220,390)

Denominator:
Basic weighted average shares	21,933,607	21,500,000	16,513,889
Effect of dilutive securities	59,508	-	-

Diluted weighted average shares	21,933,115	21,500,000	16,513,889

Basic earnings per share:	(0.01)	(0.01)	(0.01)

Diluted earnings per share:	(0.01)	-	-

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

5.

Other income

	Year ended March 31,
	2008	2007	2006
	$	$	$

Commission income	11,033	23,214	18,441
Gain on exchange	10,102	6,350	6,848
Interest income	9,774	9,882	387
Refund written back	21,157	-	-
Management service income	44,836	5,784	-
Sundry income	36,223	308	-

	133,125	45,538	25,676

6.

Interest expenses

	Year ended March 31,
	2008	2007	2006
	$	$	$

Interest on amounts due to related parties	33,975	43,175	21,232

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

8.

Deposits, prepaid expenses and other receivables

	At March 31,
	2008	2007	2006
	$	$	$

Security deposits to suppliers [1]	763,449	795,767	661,220
Prepayments	24,055	20,333	10,448
Utility, rental and other deposits	31,894	28,692	20,152

	819,398	844,792	691,820

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Plant and equipment

	At March 31,
	2008	2007	2006
	$	$	$
Cost
Furniture and fixtures	100,404	99,191	89,690
Office equipment	129,145	108,624	76,241

	229,549	207,815	165,931

Accumulated depreciation
Furniture and fixtures	73,437	53,213	33,619
Office equipment	67,842	43,474	23,558

	141,279	96,687	57,177

Net
Furniture and fixtures	26,967	45,978	56,071
Office equipment	61,303	65,150	52,683

	88,270	111,128	108,754

Depreciation expenses for the year ended 2008 are $44,205 (2007: $39,771, 2006: $33,186).

10.

Other payables and accrued liabilities

	At March 31,
	2008	2007	2006
	$	$	$

Sale deposits received	112,917	80,457	102,760
Accrued expenses	205,114	155,845	73,116
Other payables	-	260	-

	318,031	236,562	175,876

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

108,762

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

{A0046863.DOC}47

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

{A0046863.DOC}48

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

{A0046863.DOC}50

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

{A0046863.DOC}51

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

{A0046863.DOC}52

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

{A0046863.DOC}53

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