Form 10-Q
period 2008-09-30
Baoshinn Corp
filed 2008-11-19
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 333-134991

BAOSHINN CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-3486523
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

A-B 8/F Hart Avenue Tsimshatsui

Kowloon, Hong Kong  N/A

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (852) 2815-1355
_______________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2008: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Consolidated Interim Financial Statements (Unaudited)

3

Consolidated Income Statements (unaudited) for the three months ended September 30, 2007 and September 30, 2008, and the six months ending September 30, 2007 and September 30, 2008

5

Consolidated Balance Sheet – September 30, 2008 and March 31, 2008 Consolidated Balance Sheet

6

Consolidated Statement of Cash Flows for the six months ended September 30, 2007 and September 30, 2008

7

Notes to Consolidated Interim Financial Statements

8-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3. Controls and Procedures

40

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

40

Item 3. Defaults Upon Senior

40

Item 4. Submission of Matters to a Vote of Security

41

Item 5. Other Information

41

Item 6. Exhibits

41

Signatures

42

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements (Unaudited)

Baoshinn Corporation

Unaudited

Consolidated Financial Statements

September 30 , 2008

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three and six months ended September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

Unaudited

CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For 3 Months Ended Sept 30 unaudited		For 6 Months Ended Sept 30, unaudited
	2008	2007	2008	2007
		(Restated)		(Restated)
	$	$	$	$
Retail and Corporate revenue	9,366,334	9,438,003	17,892,614	17,376,553
Commission from travel booking services	55,603	32,818	98,903	73,252
Incentive commissions	108,258	120,660	250,708	225,211

Net sales	9,530,195	9,591,481	18,242,225	17,675,016
Cost of sales	(9,189,031)	(9,278,426)	(17,500,921)	(17,068,650)

Gross profit	341,164	313,055	741,304	606,366
Other operating income – Note 5	21,961	13,924	37,787	46,548
Depreciation	(9,512)	(11,135)	(18,622)	(21,675)
Administrative and other operating expenses	(420,660)	(403,987)	(848,676)	(784,400)

Loss from operations	(67,047)	(88,143)	(88,207)	(153,161)
Other non-operating income - Note 6	1,824	7,150	3,574	13,124
Interest expenses – Note 7	(4,121)	(17,439)	(5,898)	(31,540)

Loss before income taxes and minority interest in subsidiary	(69,344)	(98,432)	(90,531)	(171,577)
Income taxes - Note 8	-	-	-	-
Minority interest	1,438	-	1,438	-

Net loss	(67,906)	(98,432)	(89,093)	(171,577)

Loss per share of common stock – Note 4
- Basic	(0.01)	(0.01)	(0.01)	(0.01)
- Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,500,000	21,400,000	21,500,000
- Diluted	21,400,000	21,500,000	21,400,000	21,500,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At Sept 30,	At Mar 31
	2008	2008
	unaudited	audited
		(Restated)
	$	$
ASSETS
Current Assets

Cash and cash equivalents	192,702	243,358
Accounts receivable	1,417,648	1,006,257
Amount due from a related party – Note 12	86,917	3,596
Deposits, prepaid expenses and other receivables – Note 9	909,904	819,398

Total Current Assets	2,607,171	2,072,609
Plant and equipment – Note 10	96,014	88,270

TOTAL ASSETS	2,703,185	2,160,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	1,207,332	1,105,514
Other payables and accrued liabilities – Note 11	286,790	318,031
Amounts due to related parties – Note 12	386,301	-

Total Current Liabilities	1,880,423	1,423,545

Minority interest	171,550	-

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,769,063	1,769,063
Accumulated other comprehensive income	4,000	1,029
Accumulated deficit	(1,143,251)	(1,054,158)

TOTAL STOCKHOLDERS’ EQUITY	651,212	737,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,703,185	2,160,879

See notes to consolidated financial statement

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 6 Months Ended Sept 30 unaudited
	2008	2007
		(Restated)
	$	$
Cash flows from operating activities
Net loss	(89,093)	(171,577)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	18,622	21,675
Loss on disposal of property and equipment	2,643	-
Minority interest	(1,438)	-
Changes in operating assets and liabilities :
Accounts receivable	(411,392)	75,130
Deposits, prepaid expenses and other receivables	(90,506)	(47,734)
Accounts payable	101,817	184,676
Other payables and accrued liabilities	(31,241)	32,904

Net cash flows (used in)/provided by operating activities	(500,588)	95,074

Cash flows from investing activities
Incorporation of a subsidiary net of cash required	172,988	-
Proceeds of disposal of plant and equipment	8,875
Acquisition of plant and equipment	(38,060)	(15,163)

Net cash flows provided for/(used in) investing activities	143,803	(15,163)

Cash flows from financing activities
Amounts due from related parties	(83,321)	(28,971)
Amounts due to related parties	386,301	131,901

Net cash flows provided by financing activities	302,980	102,930

Net (decrease)/increase in cash and cash equivalents	(53,805)	182,841
Effect of foreign currency translation on cash and cash equivalents	3,149	(247)
Cash and cash equivalents - beginning of period	243,358	770,431

Cash and cash equivalents - end of period	192,702	953,025

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	5,898	31,540
Income taxes	-	-

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

On July 16, 2008, Bao Shinn Holidays Limited (“BSHL”) was incorporated with 3,000,000 ordinary shares at $0.128 per share. BSIE owns 55% of BSHL.

Restatement

The Company has revised its financial statements for the three months and six months ended September, 30, 2007 to reflect various adjustments, primarily to account all revenue and expenses related to the change of recognition of revenue and the classification of other income has been revised to properly identify commission income, refund write back and management income as other operating income. An adjustment was made to record an reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss.

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

BSCE offers extended travel services primarily focused on wholesale businesses and corporate clients in the Mainland China.

BSHL offers extended travel services primarily focused on corporate client in Hong Kong and the Mainland China.

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

Management has reviewed its operations for the past few years and the current travel industry market conditions. Based on the review the Group plans to take the following actions to improve its performance and to continue as a going concern.

Staff Redundancy

-

The Group plans to flatten our organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, supporting and administration staff has also been cut to keep our back office costs down. The Company’s total staff was reduced from 48 in May 2008 (highest) to 38 in September 2008. In September 2008, 5 of the 38 staff are non-operational staff (management and back office), the remaining 33 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational staff and 39 were operational, plus the sales marketing staff.

-

As a result of staff cuts, the Company has been able downsize its office space. Office rental has been decrease from $11,860 per month to $7,976 in September 2008, representing a 32.7% decrease in office rental.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern (Continued)

Operations decentralized

-

Effective from September, 2008, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up the Company’s response time to market changes. Each business division head will have more discretion to make business decisions, and at the same time each division head will be more accountable for their performance.

-

With the senior management team’s functions being shifted to lower organization levels, the Company’s management fee has also been decreased significantly. The Company decreased its monthly management fee from $11,538 in April 2008 (highest) to $3,205 in September 2008.

Business Strategy

-

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same route. The Company, as a travel agency, is dependent on airline commissions and market conditions for ticket prices. The more competition, the less profit it can retain.

-

The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Management believes that actions presently taken to revise the Group’s operating and financial requirements provide the opportunity for the Group to continue as a going concern. The Company’s shareholders agreed to provide continuing financial supports to the Company in terms of a temporary loan. The agreements for continuing financial support are verbal.

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

During the reporting period ended September 30, 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts. (2007: Nil).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition

The Group recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

The Group has the following three types of revenues:

-

Retail and corporate travel service revenues,

-

Referral fee for travel booking services, and

-

Incentive commission from travel suppliers.

Retail and corporate travel service revenues

Revenues from retail and corporate travel services are recognized when the travel service provided by the Group is completely delivered.  The Group presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Group acts as a principal, assumes inventory and credit risks, and has primary obligations to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations.  The Group also has latitude in determining the ticket prices.  The Group changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition (Continued)

Referral fee for travel booking services

The Group receives referral fee from travel product providers for booking travel services through the Group. The itinerary and product price are generally fixed by the travel product providers and the Group books the travel services on behalf of the customers.  Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured.  The Group presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Group acts as an agent, does not assume any inventory and credit risks, has no obligations for cancelled airline or hotel ticket reservations, and does not have latitude in determining the service prices.

Incentive commission from travel suppliers

The Group earns an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to the Group subject to achieving specific performance targets.  Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears and the Group can reasonably estimate such commissions.  The Group presents revenues from such transactions on a net basis in the statements of operations, as the Group acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

3months ended 30/09       6months ended 30/09

2008        2007          2008        2007

$            $            $            $

1,606         897          6,467         897

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Income Taxes (Continued)

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the period ended September 30, 2008.  As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	2008	2007
Quarter end HK$ : US$ exchange rate	7.766	7.7689
Average quarterly HK$ : US$ exchange rate	7.795	7.8067

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

The calculation of diluted weighted average common shares outstanding for the period ended September 30, 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	3 months ended September 30		6 months ended September 30
	2008	2007	2008	2007
		(Restated)		(Restated)
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net loss	(67,906)	(98,432)	(89,093)	(171,577)

Denominator:
Basic weighted average shares	21,400,000	21,500,000	21,400,000	21,500,000
Effect of dilutive securities	-	-	-	-

Diluted weighted average shares[1]	400,000		21,400,000

Basic earnings/(loss) per share:	(0.01)	(0.01)	(0.01)	(0.01)

Diluted earnings/(loss) per share:	(0.01)	(0.01)	(0.01)	(0.01)

1 Due to the net loss in the period ended September 30 of 2008 and 2007, diluted shares used in the diluted EPS calculation represent basic shares for the period ended September 30 of 2008 and 2007. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the three and six months ended September 30, 2008 and 2007, respectively.

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

During the periods ended September 30, 2008 and 2007, the Company did not record stock-based compensation.

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

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on the consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on the results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants “AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material impact on the results of operations and financial position.

5.

Other operating income

	3 months ended Sept 30		6 months ended Sept 30
	2008	2007	2008	2007
		(Restated)		(Restated)
	$	$	$	$

GDS commission income	334	3,116	4,261	6,182
Management service income	21,627	10,808	33,526	19,543
Refund write back	-	-	-	20,823

	21,961	13,924	37,787	46,548

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Other non-operating income

	3 months ended Sept 30		6 months ended Sept 30
	2008	2007	2008	2007
		(Restated)		(Restated)
	$	$	$	$

Gain on exchange	1,824	5,994	2,363	7,902
Interest income	-	872	1,211	4,938
Sundry income	-	284	-	284

	1,824	7,150	3,574	13,124

7.

Interest expenses

	3 months ended Sept 30		6 months ended Sept 30
	2008	2007	2008	2007
		(Restated)		(Restated)
	$	$	$	$

Interest expense	4,121	17,439	5,898	31,540

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 17.5% for the quarter ended September 30, 3008 and 2007.

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of September 30, 2008 and March 31, 2008.

9.

Deposits, prepaid expenses and other receivables

	At Sept 30	At March 31
		(Restated)
	2008	2008
	$	$

Security deposits to suppliers [1]	811,129	763,449
Prepayments and other receivables	47,373	24,055
Utility, rental and other deposits	51,402	31,894

	909,904	19,398

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At Sept 30,	At March 31
		(Restated)
	2008	2008
	$	$
Cost
Furniture and fixtures	132,583	100,404
Office equipment	111,297	129,145

	243,880	229,549

Accumulated depreciation
Furniture and fixtures	68,670	73,437
Office equipment	79,196	67,842

	147,866	141,279

Net
Furniture and fixtures	63,913	26,967
Office equipment	32,101	61,303

	96,014	88,270

Depreciation expenses for the 3 months ended 30 September, 2008 are $9,512 (3 months ended 30 September, 2007: $11,135).

Depreciation expenses for the April to September, 2008 are $18,622 (2007: $21,675).

11.

Other payables and accrued liabilities

	At Sept 30	At March 31
		(Restated)
	2008	2008
	$	$
Sale deposits received	133,725	112,917
Accrued expenses	153,065	205,114

	286,790	318,031

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At Sept 30	At March 31
		(Restated)
	2008	2008
	$	$

Amount due from a shareholder	86,917	3,596

Amounts due to shareholders	386,301	-

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

13.

Stock options

The Company has stock options plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee for a strike price of US$0.35 per share.

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. During 3 months ended September 30, 2008, no additional stock option became exercisable. Therefore no stock-based compensation expense was recorded.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$
Granted on March 31, 2008	380,000	0.35	3

Balance as of September 30, 2008	380,000	0.35	3

Exercisable as of March 31, 2008	170,000	0.35	3

Exercisable as of September 30, 2008	170,000	0.35	2.5

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2008	2007
Company A ……………………………….	12.1%	10%

Details of the accounts receivable from the one customer with the largest receivable balances at September 30 and March 31, 2008 are as follows:

	Percentage of accounts receivable
	September 30, 2008	March 31, 2008
Company A ……………………………….	8%	15%

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $21,786 during 6 months ended 30 September, 2008 (6 months ended 30 September, 2007: $10,374.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of September 30, 2008 are as follows:

September 30	$

2009	94,596
2010	43,553

138,149

Rental expenses for the 6 months ended 30 September, 2008 were $59,915 (6 months ended 30 September, 2007: $73,858).

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	3 Months ended 30 Sept		6 Months ended 30 Sept
			2008	2007	2008	2007
				(Restated)		(Restated)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(29,240)	(87,611)	(76,224)	(157,077)

		Management service income	(10,715)	(10,809)	(22,621)	(19,543)

		Purchase of air tickets and tour packages	16,530	21,717	64,472	48,192

		Loan interest paid	-	7,886	-	15,906

		Rent paid	256	8,070	641	16,140

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	767	-	1,541

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

For management purposes, the Group is regarded as a single segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. Accordingly, no geographical segment information is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to "our", "us" and "we" refer to the operations of Baoshinn Corporation and its subsidiaries ("the Company"), except where the context otherwise indicates or requires.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $345,084 for the year ended March 31, 2008, and a net loss of $89,093 for the 6 months ended September 30, 2008. We have an accumulated loss of $1,143,251 since our inception. On September 30, 2008 we had cash on hand of $192,702. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the year ended March 31, 2008, which are included in annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

In this difficult and challenging time, it is our intention to focus first on the things that we can directly control, such as costs. It is our intention to eliminate inefficiencies in operations to mitigate losses and to improve our chances for profitability. At the same time, we are also working on new routes to generate additional revenues, without increasing our need for additional cash. We hope to generate a new segment of revenue flow, along with new routes by working with local carriers on short haul flights.

Management has reviewed its operations for the past few years and the current travel industry market conditions. Based on that review we plan to take the following actions to improve our performance and to continue as a going concern.

Staff Redundancy

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 38 in September 2008. In September 2008, five of the 38 staff members are non-operational staff (management and back office), the remaining 33 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational and 39 were operational, plus the sales marketing staff.

As a result of staff cuts, the Company has been able downsize its office space. Office rental has been decrease from $11,860 per month to $7,976 in September 2008, representing a 32.7% decrease in office rental expense.

Operations decentralized

Effective from September, 2008, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, each business division head will have more discretion to make business decisions, and at the same time each division head will be more accountable for their performance.

With the senior management team's functions being shifted to lower organization levels, our management fee has also decreased significantly, from $11,538 in April 2008 (highest) to $3,205 in September 2008.

Business Strategy

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same routes. The Company, as a travel agency, is dependent on airline commissions ticket prices. The greater the competition, the less we can charge for our products, and in turn the less profit we will earn.

The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Management believes that actions described herein enhance its ability to continue as a going concern.

During the year ended March 31, 2008, the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The Company has also been appointed as first tier agents for additional two airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asia cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong Express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Results of operations for the three months ended September 30, 2008 compared to three months ended September 30, 2007.

Revenues

Our revenue decreased by $61,286 or 0.6% from $9,591,481 in the three months ended September 30, 2007 to $9,530,195 in the corresponding period in 2008. We generate our revenues primarily from retail and corporate business. In 2008, we derived 98.3%, 0.6% and 1.1% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. Our revenue generated in three months ended September 30, 2008 is very close to the corresponding period in 2007.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended September 30,
	2008	2007

	$	$
Retail and Corporate revenue	9,366,334	9,438,003
Commission from travel booking services	55,603	32,818
Incentive commissions	108,258	120,660

Total revenue	9,530,195	9,591,481

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service provided by the Company is completely delivered. The Company presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Company acts as a principal, assumes inventory and credit risks, and has the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. The Company also has latitude in determining the service prices. The Company changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations, as we act as an agent, we do not assume any inventory and credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and do not have latitude in determining the service prices.

Incentive commission from travel suppliers

We earn an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to achieving specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears and we can reasonably estimate such commissions. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 96.4% and 96.7% of our revenues in three months ended September 30, 2008 and 2007 respectively.

The table below sets forth the cost of sales for the periods indicated.

Three months ended Sept 30,
2008		2007
Total revenue	9,530,195	9,591,481
Cost of sales	(9,189,031)	(9,278,426)

Gross profit	341,164	313,055

Gross Profit and Gross Profit Margin

Gross profit increased by $28,109 or 8.97% from $313,055 in the three months ended September 30, 2007 to $341,164 for the corresponding period in 2008. The gross profit margin rate increased from 3.26% in the three months ended September 30, 2007 to 3.58% for the corresponding period in 2008. Despite the fact that airlines have cut back their commissions to travel agents due to increased costs associated with fuel surcharges, as fuel costs rose significantly during the period, our commission from travel booking services compensated the decrease in incentive commissions from airlines.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2008 were $420,660 or 4.41% of revenues, while the operating expenses for the corresponding period in 2007 were $403,987 or 4.21% of revenues. Operating expense as a percentage of revenues for the three months ended September 30, 2008 is very close to three months ended September 30, 2007.

	2008	% of Revenue	2007	% of Revenue
Salaries, commission, allowance	277,191	2.91%	249,369	2.56%
Legal & Professional fees	8,858	0.09%	3,485	0.03%
Office Rental	26,252	0.28%	36,411	0.40%
Management fee	17,335	0.18%	40,862	0.37%
Stock compensation expenses		0.00%	0
Other operating fee	91,024	0.96%	73,860	0.77%
	420,660	4.41%	403,987	4.21%

Salaries, Commissions and Allowances

The absolute dollar amount of salaries, commissions and allowances increased $27,822 from $249,369 in three months ended September 30, 2007 to $277,191 for the corresponding period in 2008. The Company took actions as previously described to flatten organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Staff redundancy payment was settled and paid in September 2008 which was the main reason for an increase in Salaries. We are expecting salaries expense to be decreased from October 2008.

Legal and Professional Fees

Legal and professional fees increased by $5,373 from $3,485 in three months ended September 30, 2007 to $8,858 in the corresponding period in 2008. This was due to additional professional services needed for compliance with SEC and other US regulatory requirements during the three months ended September 30, 2008.

Office Rental and Building Management Fees

Office rental decreased by $10,159 from $36,411 in fiscal three months ended September 30, 2007 to $26,252 in the corresponding period in 2008. This decrease is mainly due to the reduced need for office space as a result of staff cuts as previously discussed.

Management Fees

Management fees decreased by $23,527 from $40,862 in three months ended September 30, 2007 to $17,335 in the corresponding period in 2008. The management fees were paid for financial control advice, financial reporting assistance, business strategic advice and corporate finance advice. Effective from September, 2008, management decided to decentralize operations. With the senior management team's functions being shifted to lower organization levels, our management fee has also decreased significantly.

Other General and Administration Expenses

Other general and administration expenses increased by $17,161 from $73,860 in three months ended September 30, 2007 to $91,024 in the corresponding period in 2008. The increase is largely contributed to an increase in audit fee for the current fiscal year.

Stock Options

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and all options must be exercised prior to March 31, 2011. In the fiscal year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years, which vest immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. The stock-based compensation expense recorded in the fiscal year end March 31, 2008 was $22,800 (2007: Nil) which was charged to the consolidated statements of operations. During the 3 month ended September, 2008, there was no stock based compensation expense.

Other operating income

	Three months ended September 30,
	2008	2007
	$	$

GDS Commission income	334	3,116
Refund written back	-	-
Management service income	21,627	10,808

	21,961	13,924

GDS Commission Income

Our commission income decreased from $3,116 in the three months ended September 30, 2007 to $334 in the corresponding period in 2008. During three months ended September 30, 2008, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Commission income is received by the Company from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA's Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA's fortnightly BSP Payment.

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. The Company currently has 4 GDS installed, they are "Amadeus", "Worldspan", "Travelsky" and "Abacus". GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

The Company encourages its consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy's experience with different systems, the Company leaves it to the consultant's discretion to choose which GDS to use.

Refund Written Back

During the three months ended September 30, 2008, there were no unclaimed refunds.

As a general travel industry practice, unclaimed refunds over 2 years old will not be recoverable by the customer. A refund takes place when a passenger wants to cancel a booking after a ticket is issued but before the flight takes off. Each airline has their own policy on cancellations, and each airfare class has different policy on refunds, cancellation or re-bookings. When a customer requires a refund, the Company charges a refund handling fee to examine the fare condition, airline refund procedure, and apply for the refund on behalf of the customer. Whether a refund can be successfully claimed is ultimately the Airline's decision. It generally takes from six weeks to one year to obtain a refund from the airlines. The Company will contact the customers when it receives refunds from Airlines, however due to the length and uncertainty of the procedure, sometimes the Company cannot reach its customers after a refund has been recovered from the airlines. The Company's account policy is to recognize unclaimed refunds as income after a period of 2 years.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of our outstanding common stock. We have provided BSEL with management services on business operations and general travel industry knowledge since the fourth quarter of the fiscal year ended March 31, 2007. Management service income from BSEL was $10,808 in the three months ended September 30, 2007, compare to $21,628 in the corresponding period in 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	Three months ended September 30,
	2008	2007
	$	$

Gain on exchange	1,832	5,994
Interest income	-	872
Sundry income	0	284

	1,832	7,150

Exchange Gain

Exchange gain decreased from $5,994 for the three months ended September 30, 2007 to $1,832 in the corresponding period in 2008. This was attributable to reduced fluctuations of the Hong Kong Dollar against foreign currencies including the U.S. Dollar and the Thai Baht during the three months ended September 30 2008.

We pay overseas suppliers in their currency, and charge our customers in HK Dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize such gains or losses as "non-operational income or expense", since this is a non-operational item.

Interest Income

Interest income was $872 for the three months ended September 30, 2007, compared to 0 for the corresponding period in 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers this non-operational income. Due to the Hong Kong central government lowering the interest earlier this year, there was no interest on bank savings or fixed deposit accounts during the 3 months ended Sept 30, 2008.

Sundry Income

Sundry income was $284 for the three months ended September 2007, compare to 0 for the corresponding period in 2008.

Sundry income is mainly from IATA BSP Fund reimbursement. The IATA BSP Fund is a fund created when IATA collects $0.38 (HK $3.00) per air ticket from travel agencies at the time each travel agency issues an air ticket with IATA. IATA BSP Fund was established to protect airlines when travel agencies go bankrupt and are unable to meet the payment obligation to the airlines. The fund will be used to recover the debt to airlines from the bankrupted travel agency. IATA BSP Fund has a ceiling of $1.28M (HK $10M), when the ceiling is reached, IATA reimburses the additional collections to all participating travel agencies proportionally. The Company's sundry income is its proportional reimbursement from the IATA BSP Fund, and this amount is calculated monthly by IATA. We consider this income as non-operational income, because it is not part of our operation activities.

Interest Expense

Interest expense decreased from $17,439 for the three months ended September 30 2007 to $4,121 in the corresponding period in 2008. This was attributable to the fact that the outstanding principal balance on our loans from former shareholders was significantly reduced.

Net Loss

Net loss decreased by $30,526 from $98,432 for the three months ended September 30 2007 to $67,906 for the corresponding period in 2008. The decrease in loss was a combined effect of actions taken by the management to improve the group's performance.

Results of operations for the six months ended September 30, 2008 compared to six months ended

September 30, 2007.

Revenues

Our revenue increased by $567,209 or 3.2% from $17,675,016 in the six months ended September 30, 2007 to $18,242,225 in the corresponding period in 2008. We generate our revenues primarily from retail and corporate business. In 2008, we derived 98.1%, 0.5% and 1.4% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. The increase in revenue was mainly due to our retail and corporate business, which increased by $516,061 or 2.9% from $17,376,553 in six months ended Sept 30, 2007 to $17,892,614 in the corresponding period in 2008.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Six months ended September 30,
	2008	2007

	$	$
Retail and Corporate revenue	17,892,614	17,376,553
Commission from travel booking services	98,903	73,252
Incentive commissions	250,708	225,211

Total revenue	18,242,225	17,675,016

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service provided by the Company is completely delivered. The Company presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Company acts as a principal, assumes inventory and credit risks, and has the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. The Company also has latitude in determining the service prices. The Company changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations, as we act as an agent, we do not assume any inventory and credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and do not have latitude in determining the service prices.

Incentive commission from travel suppliers

We earn an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to achieving specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears and we can reasonably estimate such commissions. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.9% and 96.6% of our revenues in six months ended Sept 30, 2008 and 2007 respectively.

The table below sets forth the cost of sales for the periods indicated.

Six months ended September 30,
2008		2007
Total revenue	18,242,225	17,675,016
Cost of sales	(17,500,921)	(17,068,650)

Gross profit	741,304	606,366

Gross Profit and Gross Profit Margin

Gross profit increased by $134,938 or 22.2% from $606,366 in the six months ended September 30, 2007 to $741,304 for the corresponding period in 2008. The gross profit margin rate increased from 3.4% in the six months ended September 30, 2007 to 4.1% for the corresponding period in 2008. The lower gross margin rate in the six months ended September 30, 2007 was mainly due to intensive promotional activities among travel agencies in Hong Kong during last year's peak season which cause an increasing competitive market environment. The peak season market this year was not as competitive as last year due to the slower business environment in general.

Operating Expenses

Overview

Total operating expenses for the six months ended September 30, 2008 were $848,676 or 4.6% of revenues, while the operating expenses for the corresponding period in 2007 were $784,400 or 4.4% of revenues. Operating expense as a percentage of revenues for the six months ended September 30, 2008 is very close to such percentage for the six months ended September 30, 2007.

	2008	% of Revenue	2007	% of Revenue
Salaries, commission, allowance	543,931	2.98%	470,444	2.66%
Legal & Professional fees	21,391	0.11%	15,709	0.08%
Office Rental	59,915	0.33%	73,858	0.42%
Management fee	42,335	0.23%	87,323	0.49%
Stock compensation expenses		0.00%	0
Other operating fee	181,104	0.99%	137,066	0.78%
	848,676	4.65%	784,400	4.43%

Salaries, Commissions and Allowances

The absolute dollar amount of salaries, commissions and allowances increased $73,487 from $470,444 in six months ended September 30, 2007 to $543,931 for the corresponding period in 2008. The Company took actions as previously described to flatten organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Staff redundancy payment was settled and paid in September 2008, which was the main reason for an increase in Salaries. We are expecting salary expenses to be decreased after October 2008.

Legal and Professional Fees

Legal & professional fees increased by $5,682 from $15,709 in six months ended September 30, 2007 to $21,391 in the corresponding period in 2008. This was due to additional professional services needed for compliance with SEC and other US regulatory requirements during the six months ended September 30, 2008.

Office Rental and Building Management Fees

Office rental decreased by $13,943 from $73,858 in fiscal six months ended September 30, 2007 to $59,915 in the corresponding period in 2008. This decrease is mainly due to the reduced need for office space as a result of staff cuts as previously discussed.

Management Fees

Management fees decreased by $44,988 from $87,323 in six months ended September 30, 2007 to $42,335 in the corresponding period in 2008. The management fees were paid for financial control advice, financial reporting assistance, business strategic advice and corporate finance advice. Effective from September, 2008, management decided to decentralize operations. With the senior management team's functions being shifted to lower organization levels. As a result of these actions, our management fee has also decreased significantly.

Other General and Administration Expenses

Other general and administration expenses increased by $44,038 from $137,066 in six months ended September 30, 2007 to $181,104 in the corresponding period in 2008. The increase is largely attributable to an increase in audit fees for the current fiscal year.

Stock Options

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to a maximum of 30% of the options to be exercised on or before March 31, 2009, a maximum of 60% of the options to be exercised on or before March 31, 2010 and all options must be exercised prior to March 31, 2011. In the fiscal year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years. These options vested immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. The stock-based compensation expense recorded in the fiscal year end March 31, 2008 was $22,800 (2007: None) which was charged to the consolidated statements of operations. During the 3 months ended September, 2008, there was no stock based compensation expense.

Other operating income

	Six months ended September 30,
	2008	2007
	$	$

GDS Commission income	4,261	6,182
Refund written back	-	20,823
Management service income	33,526	19,543

	37,787	46,548

GDS Commission Income

Our commission income decreased from $6,182 in the six months ended September 30, 2007 to $4,261 in the corresponding period in 2008. During the six months ended September 30, 2008, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Refund Written Back

During the six months ended September 30, 2008, there was no unclaimed refund compared to unclaimed refunds of $20,823 during the six months ended September 30, 2007.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the Company's outstanding common stock. The Company provides management services to BSEL on business operations and general travel industry knowledge since the 4th six months of fiscal year ended March 31, 2007. Management service income from BSEL was $19,543 in the six months ended September 30, 2007, compare to $33,526 in the corresponding period in 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	Six months ended September 30,
	2008	2007
	$	$

Gain on exchange	2,363	7,902
Interest income	1,211	4,938
Sundry income	0	284

	3,574	13,124

Exchange Gain

Exchange gain decreased from $7,902 for the six months ended September 30, 2007 to $2,363 in the corresponding period in 2008. This was attributable to a reduction in the fluctuation of the Hong Kong Dollar against foreign currencies including the U.S. Dollar and the Thai Baht during the six months ended Sept 30 2008.

The Company pays overseas suppliers in their currency, and charges its customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, the Company incurs exchange differences in transactions with overseas suppliers. The Company recognizes the gain or loss as "non-operational income or expense", as this is not from operations.

Interest Income

The Company earned interest income in the amount of $4,938 for the six months ended September 30, 2007, compared to interest income of $2,363 for the corresponding period in 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers this non-operational income. Due to the Hong Kong central government lowering the interest since earlier this year, interest on bank savings and fixed deposits accounts decreased during the 3 months ended September 30, 2008.

Sundry Income

Sundry income was $284 for the six months ended September 2007, compare to none for the corresponding period in 2008.

Sundry income is mainly from IATA BSP Fund reimbursement. IATA BSP Fund is a fund created when IATA collects $0.38 (HK $3.00) per air ticket from travel agencies at the time each travel agency issues an air ticket with IATA. The Company's sundry income is the reimbursement from the IATA BSP Fund, and the amount is calculated monthly by IATA. The Company considers the income as non-operational income, as it is not part of its operation activities.

Interest Expense

Interest expense decreased from $31,540 in six months ended September 30 2007 to $5,898 in the corresponding period in 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Loss

Net loss decreased by $82,484 from $171,577 for the six months ended September 30 2007 to $89,093 for the corresponding period in 2008. The decrease in loss was a combined effect of the actions taken by the management to improve the group's performance as previously discussed.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from the sale and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of temporary loans. These agreements for continuing financial support are verbal. The temporary loan of $386,301 outstanding at Sept 30, 2008 was from our former shareholders. These temporary loans were unsecured with no fixed term of repayment. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $500,588 for the six months ended September 30, 2008, compared to net cash provided in operating activities of $95,074 from the corresponding period in 2007. The cash usage during the fiscal six months ended September 30, 2008 was mainly for the support of our sales revenue increase. Working capital increased $599,826 from $126,922 in the six months ended September 30, 2007 to $726,748 in the fiscal six months ended September 30, 2008.

Investing Activities

Net cash provided by investing activities was $143,803 for the six months ended September 30, 2008, compare to net cash used of $15,163 for the corresponding period in 2007. The cash was mainly used for the purchase of new computer equipment and a computer software update, needed to cope with our business expansion.

Financing Activities

Net cash provided by financing activities was $302,980 for the fiscal six months ended September 30, 2008, compared to $102,930 for the corresponding period in 2007. The cash was provided mainly from the temporary loan from shareholders.

Financing Our Capital Expenditures

During the next 12 months, the Company intends to implement its business plan for expanding into the China market. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China head office. We will subsequently open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the six months ended September 30, 2008, and the last six months ended September 30, 2007, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.6% of Baoshinn Corporation's outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended 30 Sept		6 Months ended 30 Sept
			2008	2007	2008	2007
				(Restated)		(Restated)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(29,240)	(87,611)	(76,224)	(157,077)

		Management service income	(10,715)	(10,809)	(22,621)	(19,543)

		Purchase of air tickets and tour packages	16,530	21,717	64,472	48,192

		Loan interest paid	-	7,886	-	15,906

		Rent paid	256	8,070	641	16,140

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	767	-	1,541

Loans from shareholders represent temporary advances from certain present and former shareholders of the Company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum.

Amounts due from/(to) related parties for working capital are as follows:

At Sept 30	At March 31
(Restated)
2008	2008
$	$

Amount due from a shareholder	86,917	3,596

Amounts due to shareholders	386,301	-

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

Related Companies

As previously indicated, BSIE is a wholly owned subsidiary of the Company. On February 20, 2008, BSIE formed a wholly owned subsidiary by the name of Bao Shinn (China) Express Ltd. ("BSCE"). BSIE received 1,000,000 ordinary shares of BSCE for $0.128 per share. In addition, on July 16, 2008 Bao Shinn Holidays, Ltd. ("BSHL") was formed and BSIE received 1,650,000 ordinary shares of BSHL, representing an ownership interest of 55%, for $0.12 per share. The remaining 45% of BSHL is owned by an unaffiliated third party.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2008.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  November 18, 2008

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President