Form 10-K/A
period 2008-03-31
Baoshinn Corp
filed 2009-02-25
CIK 1365357

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|  | Yes   | X | No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completely second fiscal quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

11

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

15

Item 6.

Selected Financial Data

16

Item 7.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes In and Disagreements with Accountants on Accounting

And Financial Disclosure

62

Item 9A.

Controls and Procedures

62

Item 9B.

Other Information

63

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

63

Item 11.

Executive Compensation

66

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

67

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

68

Item 14.

Principal Accountant Fees and Services

69

Item 15.

Exhibits

70

Signatures

71

PART I

Preliminary Comments Regarding Amendment

This annual report on Form 10-K is being amended to, among other things, report that the Company has restated its financial statements for the year ended March 31, 2008 and 2007. This restatement is due to a change in the Company's revenue recognition policies relating to the timing of the recognition of revenues and the calculation of revenues. Previously, the Company recognized revenues at the time private tickets and vouchers were delivered to customers. To more properly reflect Generally Accepted Accounting Principles, the Company has revised its revenue recognition policies to recognize income only when the customer actually travels. In addition, the Company previously reported income on a gross basis, which was equal to the Company's total billings to the customers. The Company subsequently determined that the gross billing method is appropriate where the Company acts as principal and assumes all inventory and credit risks. However, where the product price is fixed and where the Company receives referral fees and commissions, the gross method is not appropriate. Accordingly, in the latter circumstances, the revenue recognition policy was changed to recognize revenue on a net basis to more properly conform to Generally Accepted Accounting Principles.

This Amendment also reflects a change in the Company's assessment of its disclosure controls and procedures and in management's report on internal control over financial reporting. In the Company's initial filing, the Company determined that its disclosure controls and procedures were effective. The Company has now determined that the disclosure controls and procedures were not effective due to the necessary change to the Company's revenue recognition policies discussed above. In addition, the Company originally omitted from its annual report a report by management on the Company's internal control over financial reporting. The Company has now included a management report on internal controls and it has indicated that its internal controls were ineffective as of the year ending March 31, 2008, due to the fact that those internal controls did not detect the error in the revenue recognition policies discussed above.

This Amendment to the annual report on Form 10-K also contains financial statements that have been amended to reflect the revised revenue recognition policies discussed above, and to reflect the following:

1.

An item previously classified as sundry income in the amount of $31,219 has been restated to properly be classified as a Capital Contribution.

2.

Several items were reclassified from non-operating to operating status on the Company's Consolidated Statement of Operations.

3.

The Company's calculation of diluted shares was revised to reflect that basic and diluted weighted average shares in the calculation of diluted earnings per share should be the same due to the fact we incurred a net loss for the period.

4.

The inclusion of a properly dated and executed audit opinion.

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

Operation

BSIE's headquarter located in Kowloon, Hong Kong, the office lease commenced on January 1, 2004 and is for a period of 6 years. In addition, BSIE has two branch offices in Hong Kong, one is located in central, the lease commenced on September 1, 2005 and is for a term of 3 years, the other one is located in Kwai Chung, the lease commenced on August 1, 2006 and is for a term of 3 years.

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

PEOPLES REPUBLIC OF CHINA

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

Our competitor's advantage is that their financial background is stronger than ours.

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

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$2,898	01/01/2004 - 12/31/2009	Bao Shinn International
Grand Monrovia Enterprises Limited	Suites 903, 9/F, Wing On Life Building, 22-22A Des Voeux Central, Hong Kong	$1,586	09/01/2005 - 08/31/2008	Bao Shinn International
Grand Power Express Int'l, Ltd.	Level 18, Metroplaza Tower 2, 223 Hing Fong Rd, Kwai Chung, NT, Hong Kong *Supplementary Agreement	$2,137 $ 670	06/05/2006 06/04/2009 01/08/2006- 07/30/2009	Bao Shinn International

Twelve Months Ending March 31:	Future Minimum Lease Payments $
March 31, 2009	76,388
March 31, 2010	32,374
March 31, 2011	nil

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

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "BHNN" since the 3rd quarter of the fiscal year ended March 31, 2008. The closing price of our common stock, as reported by the OTC Bulletin Board on March 31, 2008, was $0.39.

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

Restatement

The Company has restated its financial statements for the year ended March 31, 2008 and 2007 to enhance the accuracy and adequacy of overall disclosure. The accompanying consolidated financial statements of the Company as of and for the years ended March 31, 2008 and 2007 have been adjusted from previously issued financial statements to correct the following errors:

The restatement includes the following:

1.

The Company evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Group's revenue recognition policy has been revised to separate the following three types of revenues:

-

Retail and corporate travel service revenues,

-

Referral fee for travel booking services, and

-

Incentive commission from travel suppliers.

Retail and corporate travel service revenues were presented on a gross basis in the consolidated statements of operations. There is no effect on the previously issued financial statements as of and for the years ended March 31, 2008 and 2007.

Referral fee for travel booking services was originally presented on a gross basis as management was of the opinion that the referral fee was recognized as revenue on travel agent services when services were rendered to the customers. It was revised to be presented on a net basis in the consolidated statements of operations because the referral fee is earned on a fixed dollar amount per customer transaction regardless of the amount billed to a customer. The Company is an agent of the travel supplier and does not take the risk of the travel ticket returns. Only the travel supplier has the credit risk and is the primary obligor in the travel arrangement. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation. The effect of this correction is to decrease revenue for the years ended March 31, 2008 and 2007 by $1,069,537 and $993,456 respectively, decrease cost of sales for the years ended March 31, 2008 and 2007 by $1,069,537 and $993,456 respectively as compared to the Company's previously issued financial statements. The adjustment results in offsetting changes to revenue and to cost of sales with no changes in gross profit.

Incentive commission from travel suppliers was presented on a net basis in the consolidated statements of operations. There is no effect on the previously issued financial statements as of and for the years ended March 31, 2008 and 2007.

2.

The Company re-evaluated its accounting for revenues from retail and corporate travel services and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation. The effect of this correction is to increase/(decrease) revenue for the years ended March 31, 2008 and 2007 by $21,632 and $(124,587) respectively, increase/(decrease) cost of sales for the years ended March 31, 2008 and 2007 by $10,555 and $(111,402) respectively, increase/(decrease) gross profit, decrease/(increase) loss from operations and net loss for the years ended March 31, 2008 and 2007 by $11,077 and $(13,185) respectively, increase loss per basic and diluted share of common stock for the years ended March 31, 2008 and 2007 by 0.05 cents and $Nil respectively, decrease accounts receivable by $569,238 and $591,979 as of March 31, 2008 and 2007 respectively, decrease accounts payable by $580,315 and $578,794 as of March 31, 2008 and 2007 respectively, and (increase)/decrease accumulated deficit and increase/(decrease) shareholders’ equity by $11,077 and $(13,185) as of March 31, 2008 and 2007 respectively as compared to the Company’s previously issued financial statements.

3.

The classification of other income has been revised to properly identify commission income, refunds written back and management income as other operating income. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation. The effect of this correction is to decrease other income for the years ended March 31, 2008 and 2007 by $77,026 and $28,998 respectively, and increase other operating income for the years ended March 31, 2008 and 2007 by $77,026 and $28,998 respectively.

4.

An adjustment was made to record a reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other operating income, increase loss from operations and increase net loss for the year ended March 31, 2008 by $31,219, increase loss per basic and diluted share of common stock for the year ended March 31, 2008 by 0.14 cents, and increase additional paid-in capital by $31,219 as of March 31, 2008.

Please see footnote 20 to the financial statements for more specific information regarding the affect of these changes.

Results of operations for the year ended March 31, 2008 compared to year ended March 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared assume that we will continue as a going concern. We incurred a net loss of $345,084 for the year ended March 31, 2008 and a net loss since inception of $1,054,158. On March 31, 2008 we had cash on hand of $243,358. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the year ended March 31, 2008, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Revenues

For the 12 months ended March 31, 2008, the Company has continued to experience growth in sales revenue. The total number of air tickets we issued increased 10,677 from 85,269 in the fiscal year ended March 31, 2007 to 95,946 in the corresponding period in 2008. During the fiscal year ended March 31, 2008, the company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as first tier agents for additional two airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asia cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue increased by $5,605,730 or 18.1% from $30,962,641 in the fiscal year ended March 31, 2007 to $36,568,371 in the corresponding period in 2008. We generate our revenues primarily from retail and corporate business. In 2008, we derived 98.4%, 0.3% and 1.3% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. The increase in revenue was mainly due to our retail and corporate business, which increased by $5,487,498 or 18% from $30,481,322 in fiscal year ended March 31, 2007 to $35,968,820 in the corresponding period in 2008. The number of our corporate clients increased by 50 from 187 in fiscal year ended March 31, 2007 to 237 in the corresponding period in 2008.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Year ended March 31,
	2008	2007
	$	$
Retail and Corporate revenue	35,968,820	30,481,322
Commission from travel booking services	114,776	127,077
Incentive commissions	484,775	354,242

Total revenue	36,568,371	30,962,641

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 96.4% and 96.06% of our revenues in fiscal year ended March 31, 2008 and 2007 respectively.

The table below sets forth the cost of sales for the periods indicated.

	Year ended March 31,
	2008	2007
Total revenue	36,568,371	30,962,641
Cost of sales	(35,249,504)	(29,741,659)

Gross profit	1,318,867	1,220,982

Gross Profit and Gross Profit Margin

Gross profit increased by $97,885 or 8.01% from $1,220,982 in the fiscal year ended March 31, 2007 to $1,318,867 for the corresponding period in 2008. The gross profit margin rate decreased from 3.94% in the fiscal year ended March 31, 2007 to 3.61% for the corresponding period in 2008. We believe the decrease in gross profit margin is mainly due to intensive promotional activities among travel agencies in Hong Kong, which cause an increasing competitive market environment. In addition, airlines have cut back their commissions to travel agents due to increased costs associated with fuel surcharges, as fuel costs rose significantly during the period.

Operating Expenses

Overview

Total operating expenses for the fiscal year ended March 31, 2008 were $1,687,677 or 4.62% of revenues, while the operating expenses for the corresponding period in 2007 were $1,464,876 or 4.73% of revenues. This represents a 0.11% decrease of operating expense as a percentage of revenues. These decreases are mainly attributable to a cost saving strategy, which significantly reduced other operating expense, including entertainment, printing and communication expenses.

	2008	% of Revenue	2007	% of Revenue
Salaries, commission, allowance	1,021,645	2.79%	793,807	2.56%
Legal & Professional fees	35,075	0.010%	8,073	0.03%
Office Rental	133,669	0.37%	124,024	0.40%
Management fee	169,166	0.46%	114,850	0.37%
Stock compensation expenses	22,800	0.06%	0
Other operating fee	305,322	0.84%	424,122	1.37%
	1,687,677	4.62%	1,464,876	4.73%

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

Office Rental and Building Management Fees

Office rental increased by $9,645 from $124,024 in fiscal year ended March 31, 2007 to $133,669 in the corresponding period in 2008. The increase in office rental was due to the lease of extra office space from the 3rd quarter of the fiscal year ended March 31, 2008 after the relocation of our finance department to our corporate management office.

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

Other General and Administration Expenses

Other general and administration expenses decreased by $118,800 from $424,122 in fiscal year ended March 31, 2007 to $305,322 in the corresponding period in 2008. This is due to an effective implementation of the cost saving strategy, which was reinforced by top management during the fiscal year ended March 31, 2008.

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

Other operating income

	Year ended March 31,
	2008	2007
	$	$

Commission income	11,033	23,214
Refund written back	21,157	-
Management service income	44,836	5,784

	77,026	28,998

Commission Income

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

As a general travel industry practice, unclaimed refunds over 2 years old will not be recoverable by the customer. A refund takes place when a passenger wants to cancel a booking after a ticket is issued but before the flight takes off. Each airline has their own policy on cancellations, and each airfare class has different policy on refunds, cancellation or re-bookings. When a customer requires a refund, the Company charges a refund handling fee to examine the fare condition, airline refund procedure, and apply for the refund on behalf of the customer. Whether a refund can be successfully claimed is ultimately the Airline's decision. It generally takes from six weeks to one year to obtain a refund from the airlines. The Company will contact the customers when it receives refunds from Airlines, however due to the length and uncertainty of the procedure, sometimes the Company cannot reach its customers after a refund has come back from the airlines. The Company's account policy is to recognize unclaimed refunds as income after a period of 2 years.

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

Other non-operating income

	Year ended March 31,
	2008	2007
	$	$

Gain on exchange	10,102	6,350
Interest income	9,774	9,882
Sundry income	5,004	308

	24,880	16,540

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

Interest Income

Interest income was $9,882 for the fiscal year ended March 31, 2007, compared to $9,774 for the corresponding period in 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Sundry Income

Sundry income was $308 for the fiscal year ended March 2007, compare to $5,004 for the corresponding period in 2008.

Sundry income is mainly from IATA BSP Fund reimbursement. IATA BSP Fund is a fund created when IATA collects $0.38 (HK $3.00) per air ticket from travel agencies at the time each travel agency issues an air ticket with IATA. IATA BSP Fund was established to protect airlines when travel agencies go bankrupt and are unable to meet the payment obligation to the airlines. The fund will be used to recover the debt to airlines from the bankrupted travel agency. IATA BSP Fund has a ceiling of $1.28M (HK $10M), when the ceiling is reached, IATA will reimburse the additional collections to all participating travel agencies proportionally. The Company's sundry income is the reimbursement from the IATA BSP Fund, and the amount is calculated monthly by IATA. The Company considers the income as non-operational income, as it is not part of its operation activities.

Interest Expense

Interest expense decreased from $43,175 in the fiscal year ended March 31 2007 to $33,975 in the corresponding period in 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Loss

Net loss increased by $63,782 from $281,302 for the fiscal year ended March 31 2007 to $345,084 for the corresponding period in 2008. The loss is mainly due to additional expenses incurred to maintain the company as a US listed company. These expenses include professional and legal fees, management fees, audit fees, and consulting fees.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are in verbal. There were no temporary loans outstanding at the end of fiscal year ended March 31, 2008 from our former shareholders. These temporary loans were unsecured with no fixed term of repayment during the fiscal year ended March 31, 2008. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $773,296 for the fiscal year ended March 31, 2008, compared to net cash provided in operating activities of $228,357 from the corresponding period in 2007. The cash usage during the fiscal year ended March 31, 2008 is mainly for the support of our sales revenue increase. Working capital increased $356,829 from $292,235 in the fiscal year ended March 31, 2007 to $649,064 in the fiscal year ended March 31, 2008.

Investing Activities

Net cash used in investing activities was $20,988 for the fiscal year ended March 31, 2008, compare to $42,337 for the corresponding period in 2007. The cash was mainly used for the purchase of new computer equipment and a computer software update, needed to cope with our business expansion.

Financing Activities

Net cash provided by financing activities was $266,896 for the fiscal year ended March 31, 2008, compared to $356,424 for the corresponding period in 2007. In accordance with our SEC registration statement effective on April 3, 2007, the Company issued 2,400,000 common shares at a price of $0.3 per share on September 28, 2007, which raised gross proceeds of $720,000 and net proceeds of $624,000. Part of the money raised was used to repay loans from former shareholders. The Company redeemed 2,500,000 common shares for $0 on December 30, 2007 and such shares were thereafter classified as authorized, but unissued.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended March 31, 2008 and 2007

(Stated in US Dollars)

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

As discussed in note 20 to the consolidated financial statements, the Company corrected an accounting error by restating previously issued financial statements.

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

(16 May, 2008 except as to note 20, as to 31 December, 2008)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	At March 31,
	(Restated)		(Restated)
	2008		2007
	$		$

ASSETS
Current Assets :
Cash and cash equivalents	243,358		770,431
Accounts receivable	1,006,257		1,196,338
Amount due from a related party - Note 12	3,596		177,151
Deposits, prepaid expenses and other receivables - Note 9	819,398		844,792

Total Current Assets	2,072,609		2,988,712
Plant and equipment - Note 10	88,270		111,128

TOTAL ASSETS	2,160,879		3,099,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,105,514		1,899,311
Other payables and accrued liabilities - Note 11	318,031		236,562
Amounts due to related parties - Note 12	-		560,604

Total Current Liabilities	1,423,545		2,696,477

TOTAL LIABILITIES	1,423,545		2,696,477

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 - 200,000,000 shares
Issued and outstanding: 2008 - 21,400,000 shares (2007 - 21,500,000)	21,400		21,500
Additional paid-in capital	1,769,063		1,090,944
Accumulated other comprehensive income	1,029		(7)
Accumulated deficit	(1,054,158)	*	(709,074)

TOTAL STOCKHOLDERS’ EQUITY	737,334		403,363

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,160,879		3,099,840

* As a result of the accounting change, the accumulated deficit as of April 1, 2006 decreased from $434,176 to $427,772.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Year ended March 31,
	2008	2007
	(As restated)	(As restated)
	$	$
Retail and Corporate revenue	35,968,820	30,481,322
Commission from travel booking services	114,776	127,077
Incentive commissions	484,775	354,242

Total revenue	36,568,371	30,962,641
Cost of sales	(35,249,504)	(29,741,659)

Gross profit	1,318,867	1,220,982
Other operating income - Note 5	77,026	28,998
Depreciation	(44,205)	(39,771)
Administrative and other operating expenses	(1,687,677)	(1,464,876)

Loss from operations	(335,989)	(254,667)
Other non-operating income - Note 6	24,880	16,540
Interest expenses - Note 7	(33,975)	(43,175)

Loss before income taxes	(345,084)	(281,302)
Income taxes - Note 8	-	-

Net loss	(345,084)	(281,302)

Loss per share of
common stock - Note 4
- Basic	(0.02)	(0.01)
- Diluted	(0.02)	(0.01)

Weighted average number of
common stock - Note 4
- Basic	21,933,607	21,500,000
- Diluted	21,933,607	21,500,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

			Additional	Accumulated
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income/(loss)	deficit	Total
		$	$	$	$	$

Balance, March 31, 2006	21,500,000	21,500	1,090,944	-	(427,772)	684,672
Comprehensive income
Net loss	-	-	-	-	(281,302)	(281,302)
Foreign currency translation
adjustments	-	-	-	(7)	-	(7)
Total comprehensive income	-	-	-	(7)	(281,302)	(281,309)

Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(709,074)	403,363
Issuance of common stock,	2,400,000	2,400	621,600	-	-	624,000
net of IPO cost
Redemption of common stock	(2,500,000)	(2,500)	2,500	-	-	-
Stock based compensation	-	-	22,800	-	-	22,800
Reimbursement from shareholders			31,219			31,219
Comprehensive income
Net loss	-	-	-	-	(345,084)	(345,084)
Foreign currency translation
adjustments	-	-	-	1,036	-	1,036
Total comprehensive income	-	-	-	1,036	(345,084)	(344,048)

Balance, March 31, 2008	21,400,000	21,400	1,769,063	1,029	(1,054,158)	737,334

As a result of the accounting changes described in Note 20, the accumulated deficit as of March 31, 2006, decreased from $434,176, as originally reported, to $427,772.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended March 31,
	2008	2007
	(Restated)	(Restated)
	$	$
Cash flows from operating activities
Net loss	(345,084)	(281,302)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	44,205	39,771
Stock based compensation	22,800	-

Changes in operating assets and liabilities :
Accounts receivable	190,081	(426,774)
Deposits, prepaid expenses and other receivables	28,291	(154,767)
Accounts payable	(793,797)	990,464
Other payables and accrued liabilities	80,208	60,965

Net cash flows provided by / (used in) operating activities	(773,296)	228,357

Cash flows from investing activity
Acquisition of plant and equipment	(20,988)	(42,337)

Net cash flows used in investing activity	(20,988)	(42,337)

Cash flows from financing activities
Net proceeds from issuance of new shares	624,000	-
Amounts due from related parties	204,787	(47,792)
Amounts due to related parties	(561,891)	404,216

Net cash flows provided by financing activities	266,896	356,424

Net (decrease)/increase in cash and cash equivalents	(527,388)	542,444
Effect of foreign currency translation on cash and cash equivalents	315	(552)
Cash and cash equivalents - beginning of year	770,431	228,539

Cash and cash equivalents - end of year	243,358	770,431

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	33,975	43,175
Income taxes	-	-

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

Staff Redundancy

-

The Group plans to flatten the organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, supporting and administration staff has also been cut to keep the back office costs down. The Company’s total staff was reduced from 48 in May 2008 (highest) to 38 in September 2008. In September 2008, 5 of the 38 staff are non-operational staff (management and back office), the remaining 33 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational staff and 39 were operational, plus the sales marketing staff.

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

During the year ended March 31, 2008, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts. (2007: $2,811).

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

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether The Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether the Group has latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

The Group has the following three types of revenues:

-

Retail and corporate travel service revenues,

-

Referral fee for travel booking services, and

-

Incentive commission from travel suppliers.

Retail and corporate travel service revenues

Revenues from retail and corporate travel services are recognized when the travel service provided by the Group is completely delivered.  The Group presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Group acts as a principal, assumes inventory and credit risks, and has primary obligations to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations.  The Group also has latitude in determining the ticket prices.  The Group changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday it a holiday package or business travel solution for customers.

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

Advertising expenses amounted to $1,730 (2007: $3,135) are included in administrative and other operating expenses.

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

	2008	2007
Year end HK$ : US$ exchange rate	7.7860	7.8130
Average yearly HK$ : US$ exchange rate	7.7951	7.7805

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

Basic and diluted earnings/(loss) per share

The Company computes earnings/(loss) per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended March 31, 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings/(loss) per share for the periods presented:

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Basic and diluted earnings/(loss) per share (Continued)

	2008	2007
	(As Restated)	(As Restated)
	$	$
Numerator for basic and diluted earnings/(loss) per share:
Net loss	(345,084)	(281,302)

Denominator:
Basic weighted average shares	21,933,607	21,500,000
Effect of dilutive securities	-	-

Diluted weighted average shares [1]	21,933,607	21,500,000

Basic earnings/(loss) per share:	(0.02)	(0.01)

Diluted earnings/(loss) per share:	(0.02)	(0.01)

1 Due to the net loss in the year ended March 31 of 2008 and 2007, diluted shares used in the diluted EPS calculation represent basic shares for the year ended March 31 of 2008 and 2007. Using actual diluted shares would result in anti-dilution. 380,000 anti-dilutive stock options issued during the year ended March 31, 2008 was excluded from the calculation of diluted earnings per share. There were no anti-dilutive shares for the years ended March 31, 2007.

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

Adoption of New Accounting Policies

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

SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

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

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on the consolidated financial statements.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	Year ended March 31,
	2008	2007
	(Restated)	(Restated)
	$	$

GDS commission income	11,033	23,214
Refund write back	21,157	-
Management service income	44,836	5,784

	77,026	28,998

6.

Other non-operating income

	Year ended March 31,
	2008	2007
	(Restated)	(Restated)
	$	$

Gain on exchange	10,102	6,350
Interest income	9,774	9,882
Sundry income	5,004	308

	24,880	16,540

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	Year ended March 31,
	2008	2007
	$	$

Interest on amounts due to related parties	33,975	43,175

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 17.5% for the years ended March 31, 2008 and 2007.

No provision for Hong Kong profits tax has been made for any of the years presented because the Group does not have any assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to loss before taxes for the year ended March 31, 2008 and 2007.

	Year ended March 31,
	2008	2007
	(Restated)	(Restated)
	$	$

Loss before taxes	(345,084)	(281,302)

Computed tax benefit at Hong Kong
income tax rate	(60,389)	(49,227)
Valuation allowance adjustment	48,055	44,287
Non-taxable items	(1,709)	(1,729)
Non-deductible expenses	10,177	6,390
Others	3,866	279

	-	-

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes (Continued)

The components of deferred income tax assets at years ended March 31, 2008 and 2007, were as follows:

	At March 31
	2008	2007
	(Restated)	(Restated)
	$	$

Deferred tax assets
Tax loss carrying-forwards	48,055	44,287
Valuation allowance	48,055	44,287

Net deferred tax asset	-	-

The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of March 31, 2008 and 2007. The change in valuation allowance for the years ended March 31, 2008 and 2007 were approximately $3,768 and $15,397 respectively.

At March 31, 2008, the Group had a net operating loss carrying forward for Hong Kong profits tax purposes totaling approximately $957,083. These losses do not expire under the Hong Kong current tax legislation.

9.

Deposits, prepaid expenses and other receivables

	At March, 31
	2008	2007
	$	$

Security deposits to suppliers [1]	763,449	795,767
Prepayments	24,055	20,333
Utility, rental and other deposits	31,894	28,692

	819,398	844,792

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At March 31,
	2008	2007
	$	$
Cost
Furniture and fixtures	100,404	99,191
Office equipment	129,145	108,624

	229,549	207,815

Accumulated depreciation
Furniture and fixtures	73,437	53,213
Office equipment	67,842	43,474

	141,279	96,687

Net
Furniture and fixtures	26,967	45,978
Office equipment	61,303	65,150

	88,270	111,128

Depreciation expenses for the year ended 2008 are $44,205 (2007: $39,771).

11.

Other payables and accrued liabilities

	At March 31,
	2008	2007
	$$	$

Sale deposits received	112,917	80,457
Accrued expenses	205,114	155,845
Other payables	-	260

	318,031	236,562

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At March 31,
	2008	2007
	$	$

Amount due from a shareholder	3,596	177,151

Amounts due to shareholders	-	560,604

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

14.

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

14.

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

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2008	2007
Travel Expert Limited, a Hong Kong incorporated travel agent	11%	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.

Concentration of credit (Continued)

Details of the accounts receivable from the one customer with the largest receivable balances at March 31, 2008 and 2007 are as follows:

	Percentage of accounts receivable
	2008	2007
Travel Expert Limited, a Hong Kong incorporated travel agent	15%	12%

16.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $44,237 during 2008 (2007: $41,737).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

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

108,762

Rental expenses for the year ended 2008 were $133,669 (2007, $124,024).

18.

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

18.

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

19.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement

The Company has restated its financial statements for the year ended March 31, 2008 and 2007 to enhance the accuracy and adequacy of overall disclosure. The accompanying consolidated financial statements of the Company as of and for the years ended March 31, 2008 and 2007 have been adjusted from previously issued financial statements to correct the following errors:

The restatement including the following:

1.

The Company evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The Group’s revenue recognition policy has been revised to separate the following three types of revenues:

-

Retail and corporate travel service revenues,

-

Referral fee for travel booking services, and

-

Incentive commission from travel suppliers.

Retail and corporate travel service revenues were presented on a gross basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the years ended March 31, 2008 and 2007.

Referral fee for travel booking services was originally presented on a gross basis as management was of the opinion that the referral fee was recognized as revenue on travel agent services when services were rendered to the customers. It was revised to be presented on a net basis in the consolidated statements of operations because the referral fee is earned on a fixed dollar amount per customer transaction regardless of the amount billed to a customer.  The Company is an agent of the travel supplier and does not take the risk of the travel ticket returns.  Only the travel supplier has the credit risk and is the primary obligor in the travel arrangement. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease revenue for the years ended March 31, 2008 and 2007 by $1,069,537 and $993,456 respectively, decrease cost of sales for the years ended March 31, 2008 and 2007 by $1,069,537 and $993,456 respectively as compared to the Company’s previously issued financial statements. The adjustment results in offsetting changes to revenue and to cost of sales with no changes in gross profit.

Incentive commission from travel suppliers was presented on a net basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the years ended March 31, 2008 and 2007.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

2.

The Company re-evaluated its accounting for revenues from retail and corporate travel services and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to increase/(decrease) revenue for the years ended March 31, 2008 and 2007 by $21,632 and $(124,587) respectively, increase/(decrease) cost of sales for the years ended March 31, 2008 and 2007 by $10,555 and $(111,402) respectively, increase/(decrease) gross profit, decrease/(increase) loss from operations and net loss for the years ended March 31, 2008 and 2007 by $11,077 and $(13,185) respectively, increase loss per basic and diluted share of common stock for the years ended March 31, 2008 and 2007 by 0.05 cents and $Nil respectively, decrease accounts receivable by $569,238 and $591,979 as of March 31, 2008 and 2007 respectively, decrease accounts payable by $580,315 and $578,794 as of March 31, 2008 and 2007 respectively, and (increase)/decrease accumulated deficit and increase/(decrease) shareholders’ equity by $11,077 and $(13,185) as of March 31, 2008 and 2007 respectively as compared to the Company’s previously issued financial statements.

3.

The classification of other income has been revised to properly identify commission income, refunds written back and management income as other operating income. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other income for the years ended March 31, 2008 and 2007 by $77,026 and $28,998 respectively, and increase other operating income for the years ended March 31, 2008 and 2007 by $77,026 and $28,998 respectively.

4.

An adjustment was made to record a reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other operating income, increase loss from operations and increase net loss for the year ended March 31, 2008 by $31,219, increase loss per basic and diluted share of common stock for the year ended March 31, 2008 by 0.14 cents, and increase additional paid-in capital by $31,219 as of March 31, 2008.

Below are summaries of the financial statement line items that were affected by the restatements disclosed above.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Statement of Operations

Year ended March 31, 2008

	Year ended March 31,
	2008	2008	2008
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
Retail and Corporate revenue	37,131,501	35,968,820	(1,162,681)
Commission from travel booking services	-	114,776	114,776
Incentive commissions	484,775	484,775	-

Total sales	37,616,276	36,568,371	(1,047,905)
Cost of sales	(36,308,486)	(35,249,504)	1,058,982

Gross profit	1,307,790	1,318,867	11,077

GDS commission income	-	11,033	11,033
Refund write back	-	21,157	21,157
Management service income	-	44,836	44,836

Other operating income	-	77,026	77,026
Depreciation	(44,205)	(44,205)	-
Administrative and other operating expenses	(1,687,677)	(1,687,677)	-

Loss from operations	(424,092)	(335,989)	88,103

GDS commission income	11,033	-	(11,033)
Refund write back	21,157	-	(21,157)
Management service income	44,836	-	(44,836)
Gain on exchange	10,102	10,102	-
Interest income	9,774	9,774	-
Sundry income	36,223	5,004	(31,219)

Other non-operating income	133,125	24,880	(108,245)
Interest expenses	(33,975)	(33,975)	-

Loss before income taxes	(324,942)	(345,084)	(20,142)
Income taxes	-	-	-

Net loss	(324,942)	(345,084)	(20,142)

Loss per share of common stock
- Basic	(0.01)	(0.02)	(0.01)
- Diluted	(0.01)	(0.02)	(0.01)

Weighted average number of common stock
- Basic	21,933,607	21,933,607	-
- Diluted	21,993,115	21,933,607	(59,508)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Statement of Operations

Year ended March 31, 2007

	Year ended March 31,
	2007	2007	2007
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
Retail and Corporate revenue	31,726,442	30,481,322	(1,245,120)
Commission from travel booking services	-	127,077	127,077
Incentive commissions	354,242	354,242	-

Total sales	32,080,684	30,962,641	(1,118,043)
Cost of sales	(30,846,517)	(29,741,659)	1,104,858

Gross profit	1,234,167	1,220,982	(13,185)

GDS commission income	-	23,214	23,214
Management service income	-	5,784	5,784

Other operating income	-	28,998	28,998
Depreciation	(39,771)	(39,771)	-
Administrative and other operating expenses	(1,464,876)	(1,464,876)	-

Loss from operations	(270,480)	(254,667)	15,813

GDS commission income	23,214	-	(23,214)
Management service income	5,784	-	(5,784)
Gain on exchange	6,350	6,350	-
Interest income	9,882	9,882	-
Sundry income	308	308	-

Other non-operating income	45,538	16,540	(28,998)
Interest expenses	(43,175)	(43,175)	-

Loss before income taxes	(268,117)	(281,302)	(13,185)
Income taxes	-	-	-

Net loss	(268,117)	(281,302)	(13,185)

Loss per share of
common stock
- Basic	(0.01)	(0.01)	-
- Diluted	N/A	(0.01)	(0.01)

Weighted average number of
common stock
- Basic	21,500,000	21,500,000	-
- Diluted	N/A	21,500,000	21,500,000

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Consolidated Balance Sheet

At March 31, 2008

	2008	2008	2008
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
ASSETS
Current Assets :
Cash and cash equivalents	243,358	243,358	-
Accounts receivable	1,582,276	1,006,257	(576,019)
Amount due from a related party	3,596	3,596	-
Deposits, prepaid expenses and other receivables	819,398	819,398	-

Total Current Assets	2,648,628	2,072,609	(576,019)
Plant and equipment	88,270	88,270	-

TOTAL ASSETS	2,736,898	2,160,879	(576,019)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,685,829	1,105,514	(580,315)
Other payables and accrued liabilities	318,031	318,031	-

Total Current Liabilities	2,003,860	1,423,545	(580,315)

TOTAL LIABILITIES	2,003,860	1,423,545	(580,315)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 - 200,000,000 shares
Issued and outstanding: 2008 - 21,400,000 shares	21,400	21,400	-
Additional paid-in capital	1,737,844	1,769,063	31,219
Accumulated other comprehensive income	1,029	1,029	-
Accumulated deficit	(1,027,235)	(1,054,158)	(26,923)

TOTAL STOCKHOLDERS’ EQUITY	733,038	737,334	4,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,736,898	2,160,879	(576,019)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Consolidated Balance Sheet

At March 31, 2007

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
ASSETS
Current Assets :
Cash and cash equivalents	770,431	770,431	-
Accounts receivable	1,781,913	1,196,338	(585,575)
Amount due from a related party	177,151	177,151	-
Deposits, prepaid expenses and other receivables	844,792	844,792	-

Total Current Assets	3,574,287	2,988,712	(585,575)
Plant and equipment	111,128	111,128	-

TOTAL ASSETS	3,685,415	3,099,840	(585,575)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	2,478,105	1,899,311	(578,794)
Other payables and accrued liabilities	236,562	236,562	-
Amounts due to related parties	560,604	560,604	-

Total Current Liabilities	3,275,271	2,696,477	(578,794)

TOTAL LIABILITIES	3,275,271	2,696,477	(578,794)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001
Authorized: 2007 - 200,000,000 shares
Issued and outstanding: 2007 - 21,500,000 shares	21,500	21,500	-
Additional paid-in capital	1,090,944	1,090,944	-
Accumulated other comprehensive income	(7)	(7)	-
Accumulated deficit	(702,293)	(709,074)	(6,781)

TOTAL STOCKHOLDERS’ EQUITY	410,144	403,363	(6,781)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,685,415	3,099,840	(585,575)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Consolidated Statement of Cash Flow

Year ended March 31, 2008

	2008	2008	2008
	(As originally	(As	(Effect of
	reported)	restated)	change)
	$	$	$
Cash flows from operating activities
Net loss	(324,942)	(345,084)	(20,142)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	44,205	44,205	-
Stock based compensation	22,800	22,800	-

Changes in operating assets and liabilities :
Accounts receivable	205,575	190,081	(15,494)
Deposits, prepaid expenses and other receivables	28,291	28,291	-
Accounts payable	(799,935)	(793,797)	6,138
Other payables and accrued liabilities	80,208	80,208	-

Net cash flows used in operating activities	(743,798)	(773,296)	(29,498)

Cash flows from investing activity
Acquisition of plant and equipment	(20,988)	(20,988)	-

Net cash flows used in investing activity	(20,988)	(20,988)	-

Cash flows from financing activities
Net proceeds from issuance of new shares	624,000	624,000	-
Amounts due from related parties	173,568	204,787	31,219
Amounts due to related parties	(561,891)	(561,891)	-

Net cash flows provided by financing activities	235,677	266,896	31,219

Net decrease in cash and cash equivalents	(529,109)	(527,388)	1,721
Effect of foreign currency translation on cash and cash equivalents	2,036	315	(1,721)
Cash and cash equivalents - beginning of year	770,431	770,431	-

Cash and cash equivalents - end of year	243,358	243,358	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	33,975	33,975	-
Income taxes	-	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Restatement (Continued)

Consolidated Statement of Cash Flow

Year ended March 31, 2007

	2007	2007	2007
	(As originally	(As	(Effect of
	reported)	restated)	change)
	$	$	$
Cash flows from operating activities
Net loss	(268,117)	(281,302)	(13,185)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	39,771	39,771	-

Changes in operating assets and liabilities :
Accounts receivable	(550,475)	(426,774)	123,701
Deposits, prepaid expenses and other receivables	(154,767)	(154,767)	-
Accounts payable	1,103,523	990,464	(113,059)
Other payables and accrued liabilities	60,965	60,965	-

Net cash flows provided by operating activities	230,900	228,357	(2,543)

Cash flows from investing activity
Acquisition of plant and equipment	(42,337)	(42,337)	-

Net cash flows used in investing activity	(42,337)	(42,337)	-

Cash flows from financing activities
Amounts due from related parties	(47,792)	(47,792)	-
Amounts due to related parties	404,216	404,216	-

Net cash flows provided by financing activities	356,424	356,424	-

Net increase in cash and cash equivalents	544,987	542,444	(2,543)
Effect of foreign currency translation on cash and cash equivalents	(3,095)	(552)	2,543
Cash and cash equivalents - beginning of year	228,539	228,539	-

Cash and cash equivalents - end of year	770,431	770,431	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	43,175	43,175	-
Income taxes	-	-	-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

   FINANCIAL DISCLOSURE.

There have been no disagreements in connection with a change in accountant during the period.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 12a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosures controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective and were not adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

The deficiencies in the Company's controls and procedures relates to the Company's income recognition policies. Previously, and during the period ending March 31, 2008, the Company recognized revenues when travel tickets and vouchers were delivered to customers. However, in some cases, the Company's customers are entitled to refunds even after tickets or vouchers are delivered. To avoid this problem and to use more appropriate accounting policies the Company has revised its revenue recognition policies to recognize income only when the customer actually travels. As discussed above, and in Note 20 to the financial statements the financial statements, contained in this amended Annual Report on Form 10-K have been restated to reflect these new revenue recognition policies for the periods ending March 31, 2007, and 2008.

In addition, the Company was previously recording income on a gross basis, which was equal to the Company's total billings to its customers. The Company has subsequently determined that the gross method is appropriate where the Company acts as principal and assumes all inventory and credit risks. However, where the product is fixed and where the Company receives referral fees and commissions, the gross method is not appropriate and the Company has changed its income recognition policies to recognize such revenues on a net basis to reflect appropriate accounting policies.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. In order to evaluate the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company has concluded that its internal controls over financial reporting were ineffective as of March 31, 2008. This ineffectiveness is attributable to the fact that the restatement of our financial statements, as discussed above, resulted from our inability to determine that our revenue recognition policies were not in compliance with generally accepting accounting principles. The Company has subsequently determined that its revenue recognition policies were incorrect and it has restated its financial statements as discussed above. In addition, the Company failed to provide a report on internal control over financial reporting in the initial filing of its annual report on Form 10-K. This has been remedied by this amended Form 10-K.

Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Prevention Measures

In order to prevent ineffective disclosure controls and procedures and ineffective internal controls over financial reporting in the future the Company will educate and train its internal accounting staff in United States generally accepted accounting procedures, and it will employ an external expert to review its procedures for proper compliance.

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

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person identified in our Code of Business Conduct and Ethics; and

5.

Accountability for adherence to the Code of Business Conduct and Ethics.

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

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000's)					Long Term Compensation				Total
Annual Compensation Year ended March 31					Awards		Payouts
Name & Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Chiu Wan Kee	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Sean Webster	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Benny Kan	2007	36	0	0	0	0	0	0	36
	2008	42.82	0	0	0	0	0	0	42.82
Mike Lam	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Bernard Leung	2007	36	0	0	0	0	0	0	36
	2008	40.76	0	0	0	0	0	0	40.76

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

(b)

Future Sales by Existing Shareholders

As of March 31, 2008, there are a total of 15 Stockholders of record holding 21,400,000 shares of Bao Shinn's common stock. All of our outstanding common stock are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

     INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.551% of Baoshinn Corporation's outstanding common stock.  The statement of operations for the periods presented includes the following related party transactions:

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

BAOSHINN CORPORATION

Dated: February 25, 2009	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	February 25, 2009
Sean Webster

/s/ Chiu Wan Kee	Chairman/Director	February 25, 2009
Chiu Wan Kee

/s/ Benny Kan	CEO/Director	February 25, 2009
Benny Kan

/s/ Mike Lam	Secretary/Director	February 25, 2009
Mike Lam

/s/ Bernard Leung	C.O.O.	February 25, 2009
Bernard Leung

Ricky Chiu	Director	February 25, 2009
Ricky Chiu