Form 10-K/A
period 2008-12-31
Baoshinn Corp
filed 2009-04-08
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

|_| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2008 to December 31, 2008

Commission File Number 333-134991

_______________________________________________

BAOSHINN CORPORATION

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	20-3486523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A-B 8/F Hart Avenue Tsim Sha Tsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip code)

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

|  | Yes   | X | No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

6,550,000 common shares @ $0.10* = $655,000

*Average of bid and ask closing prices on June 30, 2008.

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

21,400,000 common shares issued and outstanding as of March 25, 2009

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

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 2.

Properties

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

13

Item 6.

Selected Financial Data

13

Item 7.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 8.

Financial Statements and Supplementary Data

22

Item 9.

Changes In and Disagreements with Accountants on Accounting

And Financial Disclosure

51

Item 9A(T).

Controls and Procedures

51

Item 9B.

Other Information

52

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

52

Item 11.

Executive Compensation

55

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

56

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

57

Item 14.

Principal Accountant Fees and Services

58

Item 15.

Exhibits

59

Signatures

60

PART I

ITEM 1.  BUSINESS

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

Operation

BSIE's headquarters is located in Kowloon, Hong Kong. The office lease commenced on January 1, 2004 and is for a period of 6 years. In addition, BSIE has two branch offices in Hong Kong, one is located in central, the lease commenced on September 1, 2005 and is for a term of 3 years, the other one is located in Kwai Chung, the lease commenced on August 1, 2006 and is for a term of 3 years.

BSIE has 37 employees in Hong Kong and plans to increase this to 45 employees by the end of 2009.

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

1.

In 2008, there were 29.51 million visitors to Hong Kong, a growth of 4.7%% compared to 2007. Source: Hong Kong Tourism Board, January 2009.

2.

Being an international city, Hong Kong is a popular venue for international conventions and exhibitions, which bring a large number of visitors to the City every year.

3.

Attractions in Hong Kong such as the Sun Yat-Sen Museum, Ocean Park Theme Hotel and Disneyland Resort are expected to attract more visitors in the coming years.

4.

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

	2001	2002	2003	2004	2005	2006	2007
Total Overnight Visitors Spending Per Capita (HKD$)	4.588	4.904	5.041	4.478	4.663	4.799	5.122
Percentage Growth (%)	0.5	6.9	4.2	11.2	4.1	2.9	6.7

Source:  Hong Kong Tourism Board, April, 2008

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

•

The Individual Visit Scheme (IVS) was originally implemented in July, 2003. On July 1, 2004, IVS was launched in a total of 32 cities in southern and eastern China, permitting residents to travel to Hong Kong as individuals. Previously the Chinese Government only allowed groups to travel to Hong Kong. During 2007, 15.49 million or 55% of all the Mainland visitors traveled to Hong Kong under IVS.

•

Total Mainland China Visitors to Hong Kong increased of 16.8% from 2007 to 2008. This represented 16.8 million visitors in 2008. Source: Hong Kong Tourism Board, January, 2009.

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

•

To further expand our service coverage for Mainland China visitors, we plan to open a new office in Shanghai and Beijing. This office will provide complete travel services to individual and corporate customers in the Eastern and Northern area of China.

•

We plan to further expand our travel services coverage to Guangzhou and Shenzhen in Mainland China. These offices will allow us to provide superior travel services for travelers in the Southern China.

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

•

Currently, a majority of our revenues are generated from travel agencies, the rest of our revenue comes from direct corporate customers and sale of air ticket route from Hong Kong to Mainland China. Our plan is to increase the direct corporate customer business, because of its higher gross profit margin.

Marketing Techniques

Air Tickets wholesale (core business):

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

Corporate travel:

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

Sale of air ticket route from Hong Kong to Mainland China.

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

Employees

We have approximately 37 employees in Hong Kong, and we plan to increase this number to approximately 45 employees by the end of 2009.

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

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

We may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital.

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

The monetary policy in China does not allow the local currency to be freely exchanged for foreign currency, so capital outflow is inhibited.

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

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.

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

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property Location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon	$2,912	01/01/2004-12/31/2009	Bao Shinn International Express
Grand Monrovia Enterprises Limited	Suites 903, 9/F Wing On Life Building, 22-22A Des Voeux Central, Hong Kong	$1,590	09/01/2005-08/31/2008	Bao Shinn International Express
Grand Power Express Int’l, Ltd.	Level 18, Metroplaza Tower 2, 223 Hing Fond Rd., Kwai Chung, NT, Hong Kong * Supplementary Agreement	$2,142 $670	06/05/52006-06/09/2008 01/08/2006-01/09/2008-01/09/2008	Bao Shinn International Express
Tak Shing Investment Co. Ltd.	Room 208 Tak Shing House, 20 Des Voeux Road Central, HK	$4,985	07/28/2008-07/27/2010

Twelve Months Ending March 31:	Future Minimum Lease Payments $
December 31, 2009	94,772
December 31, 2010	29,911
December 31, 2011	Nil

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

ITEM 3.  LEGAL PROCEEDINGS.

We could be subject to litigation from time to time as a result of our normal business operations. Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "BHNN". The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2008, was $0.21.

National Association of Securities Dealers OTC Bulletin Board*

Quarter End	High	Low
June 30, 2007	-	.07
September 30, 2007	.07	.07
December 31, 2007	.21	.21
March 31, 2008	.40	.30
June 30, 2008	.39	.10
September 30, 2008	.10	.07
December 31, 2008	.21	.07

*

Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341

(b)

HOLDERS. As of December 31, 2008, we had approximately 27 shareholders of record who held 21,400,000 shares of the Company's common stock. This figure does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2008, there are approximately 75 beneficial owners of our Common Stock.

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

(e)

RECENT SALE OF UNREGISTERED SECURITIES. The Company has made no sales of unregistered securities in the last three years.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Change in fiscal year end

The Company's fiscal year end has been changed from March 31 to December 31. The current period financial statements cover a transitional reporting period for the nine months from April 1, 2008 to December 31, 2008. These financial statements are not entirely comparable to our last audit report which covered a period of twelve months (April 1, 2007 to March 31, 2008 and April 1, 2006 to March 31, 2007) for the consolidated statements of operations, consolidated statements of stockholders equity, consolidated statements of cash flows and the notes to financial statements thereon. Our current transitional period audited financial statements includes footnote 19 which contains an analysis of unaudited income statement items for the nine month period ending December 31, 2007. For the purpose of this MD&A, we compare our transitional nine months period ended December 31, 2008 to the nine months ended December 31, 2007. The results for the nine months ending December 31, 2008 are audited, while the results for the nine months ending December 31, 2007 are unaudited, as a result of a change in our fiscal year for 2008.

Results of operations for the 9 months ended December 31, 2008 compared to 9 months ended December 31, 2007.

	9-months	9-months
	period ended	period ended
	December 31, 2008	December 31, 2007
	(audited)	(unaudited)
	$	$
Retail and Corporate revenue	24,704,983	27,990,948
Commission from travel booking services	113,117	10,843
Incentive commissions	304,787	380,715
	25,122,887	28,382,506
Cost of sales	(24,076,245)	(27,411,848)

Gross profit	1,046,642	970,658
Other operating income	57,725	60,853
Depreciation	(28,866)	(32,856)
Administrative and other operation expenses	(1,224,028)	(1,186,910)

Loss from operations	(148,527)	(188,255)
Other non-operating expenses	10,266	24,726
Interest expenses	(8,083)	(33,606)

Loss before income tax	(146,344)	(197,135)
Income tax	-	-
Minority interest	2,171	-
Net loss from continuing operations	(144,173)	(197,135)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $144,173 for the nine months ended December 31, 2008 and a net loss since inception of $1,198,331. On December 31, 2008 we had cash on hand of $217,453. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the nine months ended December 31, 2008, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,976 in September 2008, representing a 32.7% decrease in office rental expense.

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

Business Strategy

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same route. The Company, as a travel agency, is dependent on airline commissions and market conditions for ticket prices. The more competition, the less profit it can earn.

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

Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s shareholders have agreed to provide continuing financial supports to the Company in terms of a temporary loan. The agreements for continuing financial support are verbal.

Revenues

For the nine months ended December 31, 2008, the Company has experienced decrease in sales revenues due to the global economic contraction, although the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the nine months ended December 31, 2008 was $25,122,887, compared to $28,382,506 for the nine months ended December 31, 2008. We generate our revenues primarily from retail and corporate business. For nine months ended December 31, 2008, we derived 98.3%, 0.4% and 1.21% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	9 Months ended December 31, 2008	9 Months ended December 31, 2007
	Audited	Unaudited

	$	$
Retail and Corporate revenue	24,704,983	27,990,948
Commission from travel booking services	113,117	10,843
Incentive commissions	304,787	380,715

Total revenue	25,122,887	28,382,506

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.8% of our revenue in the nine months ended December 31, 2008 and 96.4% of our revenues in the twelve months ended March 31, 2008.

The table below sets forth the cost of sales for the periods indicated.

	9 Months ended December 31, 2008	9 Months ended December 31, 2007
	Audited	Unaudited

Total revenue	25,122,887	28,382,506
Cost of Sales	(24,076,245)	(27,411,848)

Gross profit	1,046,642	970,658

Gross Profit and Gross Profit Margin

Our gross profit for the nine months ended December 31, 2008 was $1,046,642, compared to $970,658 for the nine months ended December 31, 2007. The gross profit margin rate increased from 3.42% for the nine months ended December 31, 2008 compared to 4.17% for the nine months ended December 31, 2008. The increasing in gross profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the nine months ended December 31, 2008 were $1,224,028 or 4.87% of revenues, while the operating expenses for nine months ended December 31, 2007 were $1,186,910 or 4.18% of revenues. Although we have implemented a cost saving strategy, which significantly reduced office rental and management fee expenses, the savings was offset by the increase in salaries as a result of staff layoff compensation, and the increased legal fees due to the shortened transitional audit report and the SEC comments we have responded to during the 9 months ended December 31, 2008. As the cost saving strategy was implemented from the second half of 2008, we are expecting to see more improvement next year.

	9 months ended December 31, 2008	% of Revenue	9 months ended December 31, 2007	% of Revenue
Salaries, commission, allowance	812,662	3.23%	719,185	2.53%
Legal & Professional fees	43,794	0.17%	18,776	0.06%
Office Rental	84,880	0.35%	103,678	0.36%
Management fee	32,026	0.13%	125,405	0.44%
Other operating expenses	250,666	1.00%	219,866	0.77%
	1,224,028	4.87%	1,186,910	4.18%

Salaries, Commissions and Allowances

The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 38 in September 2008.

Salaries, Commissions and Allowances has increased from $719,185 for the nine months ended December 31, 2007 to $812,662 for the nine months ended December 31, 2008, mainly due to the additional lay off compensation paid to employees due to cost cutting strategy which was implemented later in 2008.

Legal and Professional Fees

Legal & professional fees for the nine months ended December 31, 2008 were $43,794 or 0.17% of revenues, while the legal & professional fees for nine months ended December 31, 2007 were $18,776 or 0.06% of revenues. The main reason for the increase in legal fee was associated with the SEC comments the Company responded to during the 9 months ended December 31, 2008 in regards to accounting policy and restatement of financial statements.

Office Rental

Office rental for the nine months ended December 31, 2008 were $84,880 or 0.35% of revenues, while the Office rental and building management fees for nine months ended December 31, 2007 were $103,678 or 0.36% of revenues.  The decrease is mainly attributable to reduction office space.

Management Fees

Management fees for the nine months ended December 31, 2008 were $32,026 or 0.13% of revenues, while the management fees for nine months ended December 31, 2007 were $125,405 or 0.44% of revenues. The management fees were paid for financial control advice, financial reporting assistance and business strategic advice. During the nine months ended December 31, 2008, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, management fee have been decreased substantially.

Other General and Administration Expenses

Other expenses for the nine months ended December 31, 2008 were $250,666 or 1.00% of revenues, while the other expenses for nine months ended December 31, 2007 were $219,866 or 0.77% of revenues.

Stock Based Compensation

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and all options must be exercised prior to March 31, 2011. In the year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years, which vest immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. During the nine months ended December 31, 2008, the Company recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income. During the nine months ended December 31, 2007, Share-based compensation expense was zero. The stock compensation expense for the twelve months ended March 31, 2008 was $22,800, and this amount was recorded when the stock option was granted during the quarter ended March 31, 2008.

Other operating income

	9-months	9-months
	Period ended	Period ended
	December 31, 2008	December 31, 2007
	Audited	Unaudited
	$	$

Commission income	4,277	9,383
Refund write back	19,923	21,108
Management service income	33,525	30,362

	57,725	60,853

Commission Income

Commission income for the nine months ended December 31, 2008 were $4,277 compared to $9,383 for nine months ended December 31, 2007. During the nine months ended December 31, 2008, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. The Company currently has 4 GDS's installed; they are "Amadeus", "Worldspan", "Travelsky" and "Abacus". A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

The Company encourages its consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy's experience with different systems, the Company leaves it to the consultant's discretion to choose the GDS it uses.

Refund Written Back

During the nine months ended December 31, 2008, we recognized $19,923 in unclaimed refunds as income, compared to $21,108 for nine months ended December 31, 2007.

As a general travel industry practice, unclaimed refunds over 2 years old will not be recoverable by the customer. A refund takes place when a passenger wants to cancel a booking after a ticket is issued but before the flight takes off. Each airline has their own policy on cancellations, and each airfare class has different policy on refunds, cancellation or re-bookings. When a customer requires a refund, the Company charges a refund handling fee to examine the fare condition, airline refund procedure, and apply for the refund on behalf of the customer. Whether a refund can be successfully claimed is ultimately the Airline's decision. It generally takes from six weeks to one year to obtain a refund from the airlines. The Company will contact the customers when it receives refunds from Airlines, however due to the length and uncertainty of the procedure, sometimes the Company cannot reach its customers after a refund has come back from the airlines. The Company's policy is to recognize unclaimed refunds as income after a period of 2 years.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $33,525 in the nine months ended December 31, 2008, compared to $30,362 in the nine months ended December 31, 2007.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	9-months	9-months
	Period ended	Period ended
	December 31, 2008	December 31, 2007
	Audited	Unaudited
	$	$
Gain on exchange	2,907	9,190
Interest income	1,357	9,761
Sundry income	3,702	5,775
Reversal of stock based compensation	2,300	-

	10,266	24,726

Exchange Gain

The exchange gain was $2,907 for the nine months ended December 31, 2008 compared to $9,190 in the nine months ended December 31, 2007. This was attributable to the depreciation of the Hong Kong Dollar against foreign currencies including the U.S. Dollar, RMB and the Thai Baht.

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

Interest Income

Interest income was $1,357 for the nine months ended December 31, 2008, compared to $9,761 in the nine months ended December 31, 2007. This interest was earned from bank savings and fixed deposit accounts. The Company considers this non-operational income. The decrease in the interest income for the nine months ended December 31, 2008 was mainly due to a decrease in the bank interest rate compare to the same period in 2007.

Sundry Income

Sundry income was $3,702 for the nine months ended December 31, 2008, compared to $5,775 in the nine months ended December 31, 2007.

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

Interest Expense

Interest expense was $8,083 for the nine months ended December 31, 2008, compared to $33,606 for the nine months ended December 31, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Loss

Our net loss was $144,173 for the nine months ended December 31, 2008, compared to $197,135 for the nine months ended December 31, 2008. The decrease in loss for the nine months ended December 31, 2008 compare to same period last year was mainly due to the increasing gross margin as a result of the company's business strategy change, however increase in gross margin was offset by layoff compensation paid to employees and the additional expenses incurred to maintain the company as a US listed company. These expenses include professional and legal fees, management fees, audit fees, and consulting fees.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are in verbal. There were no temporary loans outstanding from our former shareholders as of December 31, 2008. These temporary loans were unsecured with no fixed term of repayment during the nine months ended December 31, 2008. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $74,284 for the nine months ended December 31, 2008, compared to net cash used in operating activities of $894,350 for the nine months ended December 31, 2007. The cash usage during the nine months ended December 31, 2008 is mainly for working capital. Working capital increased $69,414 from $755,596 as of December 30, 2007 to $686,182 as of December 31, 2008.

Investing Activities

Net cash provided by investing activities was $49,442 for the nine months ended December 31, 2008, compared to $15,270 for the nine months ended December 31, 2007. The cash was mainly used for the purchase of new computer equipment and computer software for our new subsidiaries.

Financing Activities

Net cash used in financing activities was $4,257 for the nine months ended December 31, 2008, compare to $343,135 net cash provided by financing activities for the nine months ended December 31, 2007. In accordance with our SEC registration statement effective on April 3, 2007, the Company issued 2,400,000 common shares at a price of $0.3 per share on September 28, 2007, which raised gross proceeds of $720,000 and net proceeds of $624,000. Part of the money raised was used to repay loans from former shareholders. The Company redeemed 2,500,000 common shares for $0 on December 30, 2007 and such shares were thereafter classified as authorized, but unissued. For the nine months ended December 31, 2008 there was no financing activities.

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

The new flagship company will be registered in Shanghai and will serve as our China headquarters. We subsequently plan to open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the nine months ended December 31, 2008, and the nine months ended December 31, 2007, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum. There are no loans from shareholders outstanding as of December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the 9-months Period Ended December 31, 2008 and

Years Ended March 31, 2008 and 2007

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2008 and March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the nine months ended December 31, 2008 and the years ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and March 31, 2008, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2008 and the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

March 19, 2009

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	At December 31	At March 31
	2008	2008
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	217,453	243,358
Accounts receivable	900,629	1,006,257
Amount due from a related party – Note 12	10,691	3,596
Deposits, prepaid expenses and other receivables – Note 9	940,238	819,398

Total current Assets	2,069,011	2,072,609
Plant and equipment – Note 10	80,091	88,270

TOTAL ASSETS	2,149,102	2,160,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	1,103,390	1,105,514
Other payables and accrued liabilities – Note 11	276,601	318,031
Amount due to a related party – Note 12	2,838	-

Total Current Liabilities	1,382,829	1,423,545

Minority Interest	171,993	-

TOTAL LIABILITIES	1,554,822	1,423,545

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common Stock
Par value: 2008 – US $0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,766,763	1,769,063
Accumulated other comprehensive income	4,448	1,029
Accumulated deficit	(1,198,331)	(1,054,158)

TOTAL STOCK HOLDERS’ EQUITY	594,280	737,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,149,102	2,160,879

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
	$	$	$
Retail and Corporate revenue	24,704,983	35,968,820	30,481,322
Commission from travel booking services	113,117	114,776	127,077
Incentive commissions	304,787	484,775	354,242

Total revenue	25,122,887	36,568,371	30,962,641
Cost of sales	(24,076,245)	(35,249,504)	(29,741,659)

Gross profit	1,046,642	1,318,867	1,220,982
Other operating income – Note 5	57,725	77,026	28,998
Depreciation	(28,866)	(44,205)	(39,771)
Administrative and other operating expenses	(1,224,028)	(1,687,677)	(1,464,876)

Loss from operations	(148,527)	(335,989)	(254,667)
Other non-operating income – Note 6	10,266	24,880	16,540
Interest expenses – Note 7	(8,083)	(33,975)	(43,175)

Loss before income taxes	(146,344)	(345,084)	(281,302)
Income taxes – Note 8	-	-	-
Minority interest	2,171	-	-

Net loss	(144,173)	(345,084)	(281,302)

Loss per share of
common stock – Note 4
- Basic	(0.01)	(0.02)	(0.01)
- Diluted	(0.01)	(0.02)	(0.01)

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,933,607	21,500,000
- Diluted	21,400,000	21,933,607	21,500,000

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive Income/(loss)	Accumulated
	Shares	Amount	capital		Deficit	Total
		$	$	$	$	$
Balance, March 31, 2006	21,500,000	21,500	1,090,944	-	(427,772)	684,672
Comprehensive income
Net loss	-	-	-	-	(281,302)	(281,302)
Foreign currency translation
adjustments	-	-	-	(7)	-	(7)
Total comprehensive income	-	-	-	(7)	(281,302)	(281,309)

Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(709,074)	403,363
Issuance of common stock,	2,400,000	2,400	621,600	-	-	624,000
net of IPO cost
Redemption of common stock	(2,500,000)	(2,500)	2,500	-	-	-
Stock based compensation	-	-	22,800	-	-	22,800
Reimbursement from shareholders			31,219			31,219
Comprehensive income
Net loss	-	-	-	-	(345,084)	(345,084)
Foreign currency translation
adjustments	-	-	-	1,036	-	1,036
Total comprehensive income	-	-	-	1,036	(345,084)	(344,048)

Balance, March 31, 2008	21,400,000	21,400	1,769,063	1,029	(1,054,158)	737,334
Reversal of stock based compensation	-	-	(2,300)	-	-	(2,300)
Comprehensive income
Net loss	-	-	-	-	(144,173)	(144,173)
Foreign currency translation
adjustments	-	-	-	3,419	-	3,419
Total comprehensive income	-	-	-	3,419	(144,173)	(140,754)

Balance, December 31, 2008	21,400,000	21,400	1,766,763	4,448	(1,198,331)	(594,280)

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	At December 31,	At March 31,	At March 31,
	2008	2008	2007
	$	$	$
Cash flows from operating activities
Net loss	(144,173)	(345,084)	(281,302)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	28,866	44,205	39,771
(Reversal of) stock based compensation	(2,300)	22,800	-
Loss on disposal of plant and equipment	17,174	-	-
Minority interest	(2,171)	-	-

Changes in operating assets and liabilities :
Accounts receivable	105,628	190,081	(426,774)
Deposits, prepaid expenses and other receivables	(33,754)	28,291	(154,767)
Accounts payable	(2,124)	(793,797)	990,464
Other payables and accrued liabilities	(41,430)	80,208	60,965

Net cash flows (used in) / provided by operating activities	(74,284)	(773,296)	228,357

Cash flows from investing activities
Acquisition of plant and equipment	(43,378)	(20,988)	(42,337)
Proceeds of disposal of plant and equipment	5,742	-	-
Incorporation of a subsidiary net of cash required	87,078	-	-

Net cash flows provided by / (used in) investing activities	49,442	(20,988)	(42,337)

Cash flows from financing activities
Net proceeds from issuance of new shares	-	624,000	-
Amounts due from related parties	(7,095)	204,787	(47,792)
Amounts due to related parties	2,838	(561,891)	404,216

Net cash flows (used in) / provided by financing activities	(4,257)	266,896	356,424

Net (decrease) / increase in cash and cash equivalents	(29,099)	(527,388)	542,444
Effect of foreign currency translation on cash and cash equivalents	3,194	315	(552)
Cash and cash equivalents - beginning of year	243,358	770,431	228,539

Cash and cash equivalents - end of year	217,453	243,358	770,431

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	8,083	33,975	43,175
Income taxes	-	-	-

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

On February 20, 2008, BSIE incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.1284 per share.

On July 16, 2008, Bao Shinn Holidays Limited (“BSHL”) was incorporated with 3,000,000 ordinary shares issued and paid at $0.1281 per share. BSIE owns 55% of BSHL.

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

BSCE offered extended travel services primarily focused on wholesale businesses and corporate clients in the Mainland China. During to changing market conditions and economic environment, BSCE has ceased operation on December 31, 2008 and applied for deregistration.

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

Staff Redundancy

-

The Group plans to flatten the organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, supporting and administration staff has also been cut to keep the back office costs down. The Company’s total staff was reduced from 48 in May 2008 (highest) to 38 in September 2008. In September 2008, 5 of the 38 staff are non-operational staff (management and back office), the remaining 33 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational staff and 39 were operational, plus the sales and marketing staff.

-

As a result of staff cuts, the Company has been able downsize its office space. Office rental has been decreased from $11,860 per month to $7,976 in September 2008, representing a 32.7% decrease in office rental.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies

Change in fiscal year end

The Group’s fiscal year ended has been changed from March 31 to December 31. The current period financial statements covering a nine month period from April 1, 2008 to December 31, 2008, are not entirely comparable to the comparative amounts (which covered a period of twelve months from April 1, 2007 to March 31, 2008 and from April 1, 2006 to March 31, 2007) for the consolidated statements of operations, consolidated statements of stockholders, equity, consolidated statements of cash flows and the notes to financial statements thereon. The unaudited comparative period of last year is disclosed in note 19 to the financial statements.

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

During the 9-months period ended December 31, 2008, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts. (March 31 2008: Nil and March 31, 2007: Nil).

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

Revenue recognition

The Group recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition (Continued)

The Group has the following three types of revenues:

(i)

Retail and corporate travel service revenues,

(ii)

Referral fee for travel booking services, and

(iii)

Incentive commission from travel suppliers.

(i) Retail and corporate travel service revenues

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

(ii) Referral fee for travel booking services

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

(iii) Incentive commission from travel suppliers

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Advertising expenses

Advertising expenses are charged to expense as incurred. Advertising expenses amounted to $6,543 (March 31 2008: $1,730 and March 31, 2007: $3,135) are included in administrative and other operating expenses.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations. The adoption of FIN 48 did not have a significant effect on the consolidated financial statements.

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

	9-months period ended December 31,2008	Year ended March 31, 2008	Year ended March 31, 2007
Period/year end HK$: US$ exchange rate	7.7510	7.7860	7.8130
Average periodically/yearly HK$: US$ exchange rate	7.7802	7.7951	7.7805

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

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Basic and diluted earnings/(loss) per share

The Company computes earnings/(loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the nine months ended December 31, 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings/(loss) per share for the periods presented:

	9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31,2008	March 31,2007
	$	$	$
Numerator for basic and diluted earnings/(loss) per share:
Net loss	(144,173)	(345,084)	(281,302)

Denominator:
Basic weighted average shares	21,400,000	21,933,607	21,500,000
Effect of dilutive securities	-	-	-
Diluted weighted average shares [1]	21,400,000	21,933,607	21,500,000

Basic earnings/(loss) per share:	(0.01)	(0.02)	(0.01)

Diluted earnings/(loss) per share:	(0.01)	(0.02)	(0.01)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Summary of significant accounting policies (Continued)

Basic and diluted earnings/(loss) per share (Continued)

1 Due to the net loss in the nine months ended December 31, 2008, and year ended March 31, 2008, diluted shares used in the diluted EPS calculation represent basic shares for the nine months period/year ended December 31, 2008 and March 31, 2008. Using actual diluted shares would result in anti-dilution. 380,000 anti-dilutive stock options issued during the year ended March 31, 2008 was excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2008, and year ended March 31, 2008. There were no anti-dilutive shares for the year ended March 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, the Group adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During the nine months period ended December 31, 2008, the Company recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income. Share-based compensation expense was $22,800 and Nil and for the years ended March 31, 2008 and 2007, respectively.

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

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Management has assessed that the adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No.161 will have a material impact on the results of operations and financial position.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31, 2008	March 31, 2007
	$	$	$

Commission income	4,277	11,033	23,214
Refund write back	19,923	21,157	-
Management service income	33,525	44,836	5,784

	57,725	77,026	28,998

6.

Other non-operating income

	9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31, 2008	March 31, 2007
	$	$	$

Gain on exchange	2,907	10,102	6,350
Interest income	1,357	9,774	9,882
Sundry income	3,702	5,004	308
Reversal of stock based compensation	2,300	-	-

	10,266	24,880	16,540

7.

Interest expenses

9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31, 2008	March 31,2007
	$	$	$
Interest on amounts due to related parties	8,083	33,975	43,175

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% (March 31, 2008: 17.5% and March 31, 2007: 17.5%) for the nine months ended December 31, 2008.

No provision for Hong Kong profits tax has been made for any of the 9-months period/years presented because the Group does not have any assessable profits during the period/year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5%, 17.5% and 17.5% to loss before taxes for the nine months ended December 31, 2008, years ended March 31, 2008 and 2007 respectively.

	9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31, 2008	March 31, 2007
	$	$	$
Loss before taxes	(146,473)	(345,084)	(281,302)

Computed tax benefit at Hong Kong
income tax rate	(28,950)	(60,389)	(49,227)
Valuation allowance adjustment	26,773	48,055	44,287
Non-taxable items	(224)	(1,709)	(1,729)
Non-deductible expenses	7,385	10,177	6,390
Others	(4,985)	3,866	279

	-	-	-

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes (Continued)

The components of deferred income tax assets at 9-months period/years ended December 31, 2008 and March 31, 2008, were as follows:

	9-months
	period ended	Year ended	Year ended
	December 31, 2008	March 31, 2008	March 31, 2007
	$	$	$
Deferred tax assets
Tax loss carrying-forwards	26,773	48,055	44,287
Valuation allowance	26,773	48,055	44,287

Net deferred tax asset	-	-	-

The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of December 31, 2008, March 31, 2008 and March 31, 2007. The change in valuation allowance for the period/years ended December 31, 2008, March 31, 2008 and March 31, 2007 were approximately ($21,282), $3,768 and $15,397 respectively.

At December 31, 2008, the Group had a net operating loss carrying forward for Hong Kong profits tax purposes totaling approximately $184,809. These losses do not expire under the Hong Kong current tax legislation.

As of April 1, 2007 and for the nine months ended December 31, 2008 and the twelve months ended March 31, 2008, the Group did not have unrecognized tax benefits relating to uncertain tax positions. Also, the Group does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. No interest or penalties were accrued at the date of initial adoption of FIN 48 and as of March 31, 2008 and December 31, 2008.

9.

Deposits, prepaid expenses and other receivables

	At	At
	December 31,	March 31,
	2008	2008
	$	$
Security deposits to suppliers [1]	772,247	763,449
Prepayments and other receivables	130,100	24,055
Utility, rental and other deposits	37,891	31,894

	940,238	819,398

[1]

Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At	At
	December 31,	March 31,
	2008	2008
	$	$
Cost
Furniture and fixtures	53,392	100,404
Office equipment	106,599	129,145

	159,991	229,549

Accumulated depreciation
Furniture and fixtures	17,462	73,437
Office equipment	62,438	67,842

	79,900	141,279

Net
Furniture and fixtures	35,930	26,967
Office equipment	44,161	61,303

	80,091	88,270

Depreciation expenses for the 9-months period ended December 31, 2008 are $28,866 (Year ended March 31, 2008: $44,205 and March 31, 2007: $39,771).

11.

Other payables and accrued liabilities

	At	At
	December 31,	March 31,
	2008	2008
	$	$

Sale deposits received	88,327	112,917
Accrued expenses	154,961	205,114
Other payables	33,313	-

	276,601	318,031

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At	At
	December 31,	March 31,
	2008	2008
	$	$

Amount due from a shareholder	10,691	3,596

Amount due to shareholder	2,838	-

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amount due to a shareholder, represents advances from certain shareholder of the Company, is interest free, unsecured and has no fixed repayment terms.

13.

Stock based compensation

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the 9-months period ended December 31, 2008 was $(2,300) (year ended March 31, 2008: $22,800) which was (credited)/charged to the consolidated statements of operations and (debited)/credited to contributed surplus.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock based compensation (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$
Balance as of March 31, 2007	-	-	-

Granted	380,000	0.35	3

Balance as of March 31, 2008	380,000	0.35	3

Balance as of December 31, 2008	380,000	0.35	2.25

Exercisable as of March 31, 2008	170,000	0.35	3

Forfeited during the period	(15,000)	0.35

Exercisable as of December 31, 2008	155,000	0.35	2.25

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
Travel Expert Limited (a Hong Kong incorporated travel agent)	13%	11%	-

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2008, March 31, 2008 and March 31, 2007 are as follows:

	Percentage of account receivable
	December 31, 2008	March 31, 2008	March 31, 2007
Travel Expert Limited (a Hong Kong incorporated travel agent)	17%	15%	12%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $31,813 during the nine months ended December 31, 2008 (year ended March 31, 2008: $44,237 and March 31, 2007: $41,737).

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2008 are as follows:-

Year ending December 31	$

2009	94,772
2010	29,911

124,683

Rental expenses for the nine months ended December 31, 2008 were $84,880 (year ended March 31, 2008: $133,669 and March 31, 2007: $124,024).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
			$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(73,076)	(168,028)	(188,369)

		Management service income	(33,525)	(44,836)	(5,784)

		Purchase of air tickets and tour packages	96,434	260,483	373,624

		Loan interest paid	12	16,783	14,424

		Rent paid	643	16,934	26,219

		Amount due from	10,691	3,591	3,654

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(5,427)	-	-

		Purchase of air tickets and tour packages	12,247	-	-

		Sales of plant and equipment	(2,631)	-	-

		Account receivable	1,021	-	-

		Account payables	(4,708)	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
			$	$	$

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	1,628	3,073

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	58,976	-	-

		Account payables	(18,946)	-	-

Grand Power Express International Limited	Chiu Tong, Ricky is the common director	Sales of air tickets and tour packages	(18,009)	-	-

		Account receivables	201	-	-

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Comparative period of the prior year

According to the section (b) of Rule 13a-10, the financial data for the comparable period of the prior year as follows:

	9-months	9-months
	period ended	period ended
	December 31, 2008	December 31, 2007
	(audited)	(unaudited)
	$	$

Retail and Corporate revenue	24,704,983	27,990,948
Commission from travel booking services	113,117	10,843
Incentive commissions	304,787	380,715

	25,122,887	28,382,506

Cost of sales	(24,076,245)	(27,411,848)

Gross profit	1,046,642	970,658
Other operating income	57,725	60,853
Depreciation	(28,866)	(32,856)
Administrative and other operation expenses	(1,224,028)	(1,186,910)

Loss from operations	(148,527)	(188,255)
Other non-operating expenses	10,266	24,726
Interest expenses	(8,083)	(33,606)

Loss before income tax	(146,344)	(197,135)
Income tax	-	-
Minority interest	2,171	-

Net loss from continuing operations	(144,173)	(197,135)

Loss per share of common stock
- Basic	(0.01)	(0.01)
- Diluted	(0.01)	(0.01)

Weighted average number of common stock
- Basic	21,400,000	23,900,000
- Diluted	21,400,000	23,900,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

    DISCLOSURE.

There have been no disagreements with accountants as described in Item 304 of Regulation S-K and there has been no change in accountant during the period covered by this report.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective and were not adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

The deficiencies in the Company's controls and procedures relates to the Company's income recognition policies. Previously, and during the period ending December 31, 2008, the Company recognized revenues when travel tickets and vouchers were delivered to customers. However, in some cases, the Company's customers are entitled to refunds even after tickets or vouchers are delivered. To avoid this problem and to use more appropriate accounting policies the Company has revised its revenue recognition policies to recognize income only when the customer actually travels. The financial statements contained in the Company's amended Annual Report on Form 10-K have been restated to reflect these new revenue recognition policies for the periods ending March 31, 2007, and 2008.

In addition, the Company was previously recording income on a gross basis, which was equal to the Company's total billings to its customers. The company has subsequently determined that the gross method is appropriate where the Company acts as principal and assumes all inventory and credit risks. However, where the product is fixed and where the Company receives referral fees and commissions, the gross method is not appropriate and the Company has changed its income recognition policies to recognize such revenues on a net basis to reflect appropriate accounting policies. (See "Footnote 4 to the financial statements").

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

The Company has concluded that its internal controls over financial reporting were ineffective as of December 31, 2008. This ineffectiveness, as more specifically discussed above, resulted from our inability to determine that our revenue recognition policies were not in compliance with generally accepting accounting principles. The Company has subsequently determined that its revenue recognition policies were incorrect and it has restated its financial statements as discussed above.

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

Regulatory Statement

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2008:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Chiu Wan Kee (1)	67	Chairman, Director
Sean Webster (2)	37	President, C.F.O., Director
Ricky Chiu	38	Director
Benny Kan	44	C.E.O., Director
Mike Lam	37	Director, Secretary
Bernard Leung (3)	49	C.O.O.

(1)

Chiu Wan Kee was appointed as director, and Chairman of the Board of Directors on March 31, 2006. He resigned as a director and Chairman of the Board of Directors on February 9, 2009 due to personal and health reasons.

(2)

Sean Webster was elected as a director of the Company, and appointed as President and Chief Financial Officer of the Company on a meeting of directors on March 25, 2008.

(3)

Bernard Leung was appointed as Chief Operating Officer on March 31, 2006, he resigned from the position on March 26, 2009.

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

Mr. Wan Kee CHIU, former Chairman, Director. Mr. Chiu founded Bao Shinn Express Co. Ltd. in 1966, the business upon which Baoshinn Corporation is built. It is his extensive experience and connections in the industry that has allowed Baoshinn Corporation to grow and prosper in such a short time. Mr. CHIU Wan Kee with over 40 years experience in the travel industry was appointed Chairman and Director of Baoshinn Corporation on March 31, 2006 when the company incorporated. Mr. Chiu is also member of board of directors of several other travel and logistics companies, none of which are public companies. He resigned as a director and chairman of the board of directors on February 9, 2009 due to personal and health reasons.

Mr. Sean Webster, President, Chief Financial Officer and Director. Sean Webster was elected as a director of the Company, and appointed as President and Chief Financial Officer of the Company at a meeting of directors on March 25, 2008. Mr. Webster will hold these positions until he resigns or a successor is elected. From January 1999 to April 1999, Mr. Webster was an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. In May, 1999 he became an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) with the same company, until it changed its name to Blackmont Capital, Inc. He remained at Blackmont until October, 2008. In November, 2008 he became the Vice President, Corporate Development of Grand Power Logistics Group, Inc., which is a publicly traded company on the Canadian TSX Venture Exchange traded under the symbol "GPW". Mr. Webster graduated from the University of Calgary in 1996 with a Bachelors Degree in Economics, and a minor in Management and Commerce.

Mr. Benny Kan, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 341, 200-6 when the company incorporated. Mr. Kan was the company CFO from March 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King's Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., a subsidiary of Baoshinn Corporation, and he has held that position since the inception of the Company.

Mr. Mike Lam, Director and Secretary, and he has served as a director since March 31, 2006. Mr. Lam will hold these positions until he resigns or his successor is elected. Mr. Lam has over 10 years of experience in air cargo and logistics services. With his extensive knowledge on sales and pricing, he has developed relationships with local and overseas clients. Since May 2000, Mr. Lam has served as General Manager of Grand Power Express and, since May, 1997 he has served as General Manager of Grand Power Express Forwarders Co. Ltd., and Grand Power Express Tourism Col Ltd. (Macau). Mr. Lam was the general manager of Grand Power Express Tourism Co Ltd. in Macao prior to joining the Company. He has more than 15 years experience working in the Travel industry. Mr. Lam spent the past 3 years in Grand Power Express Tourism Co Ltd.

Mr. Ricky Chiu, is a Director of the Company. Mr. Chiu will hold this position until he resigns or his successor is elected. Mr. Chiu previously served as Director and President of the Company from November, 2000 until March 25, 2008. Mr. Chiu has been the Managing Director of Grand Power Express since 2000 and listed this business through Grand Power Logistics Group Inc. on the TSX Venture Exchange ("GPW") in 2004. Mr. Chiu has a BS degree from London University. Mr. Chiu has served as a director of Bao Shinn Express Co. Ltd since 1998, and has over 10 year working experience in the Travel industry in Hong Kong. Mr. Chiu is an owner of Bao Shinn Express Co. Ltd.

Mr. Bernard Leung, C.O.O. Mr. Leung joined the group in 2005 with more than 25 years experience in the travel industry. Mr. Leung was appointed C.O.O. on March 31, 2006 when the Company incorporated, and resigned from the position on March 26, 2009. Before that, he held various positions, and was on board of King Travel Co. Ltd., managing all direct and wholesale marketing & sales for more than 10 years. Mr. Leung also worked for Jardine Airport Services, a subsidiary of Jardine Matheson Group in Hong Kong Kai Tak International Airport for 15 years from 1981 until 1996. Bernard Leung has been the manager of Bao Shinn International Express Ltd., subsidiary of Baoshinn Corporation, since inception. He is now looking after the operations and sales of the company

(b) Significant Employees.

As of the date hereof, we have no other significant employees.

(c) Family Relationships.

Ricky Chiu, director is the son of Chiu Wan Kee, former Chairman of our board of directors.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Benny Kan, Chief Executive Officer, Baoshinn Corporation, A-B, 8/F Hart Avenue, Tsimshatsui, Kowloon, Hong Kong.

Nominating Committee

We do not have a separate nominating committee. Management believes that it is not necessary to have a separate nomination committee, because our entire board acts as our nominating committee.

Audit Committee

Our Board of Directors acts as our audit committee and we do not have an audit committee charter. We do not have a qualified financial expert on the Board at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Compensation Committee

Our board of directors acts as our compensation committee, and due to this fact we believe it is not necessary for us to have a separate compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000's)						Long Term Compensation			Total
Compensation						Awards		Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Chiu Wan Kee	12 months ended March 31,2008	0	0	0	0	0	0	0	0
	9 months ended December 31,2008	0	0	0	0	0	0	0	0
Sean Webster	12 months ended March 31,2008	0	0	0	0	0	0	0	0
	9 months ended December 31,2008	0	0	0	0	0	0	0	0
Benny Kan	12 months ended March 31,2008	42.82	0	0	0	0	0	0	42.82
	9 months ended December 31,2008	53.34	0	0	0	0	0	0	53.34
Mike Lam	12 months ended March 31,2008	0	0	0	0	0	0	0
	9 months ended December 31,2008	0	0	0	0	0	0	0	0
Ricky Chiu	12 months ended March 31,2008	0	0	0	0	0	0	0	0
	9 months ended December 31,2008	0	0	0	0	0	0	0	0
Bernard Leung	12 months ended March 31,2008	40.76	0	0	0	0	0	0	40.76
	9 months ended December 31,2008	20.44	0	0	0	0	0	14.25	34.69

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Chiu Wan Kee (3) Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0	0
Sean Webster 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung New Territories, Hong Kong	0	0
Ricky Chiu (3) 18/F Metroplaza Tower II, 223 Hing Fong Road, Kwai Chung New Territories, Hong Kong	0	0
Bao Shinn Express Co. Ltd.[2] Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	8,250,000	38.551%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	1,815,000	8.481%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	825,000	3.855%
Bernard Leung 11B, Green Land Court, 88, Ma Tau Wai Road, Hunghom Kowloon, Hong Kong	0	0
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	3,960,000	18.505%
All Officers and Directors as a Group	14,850,000	69.392%

[1] Applicable percentage ownership is based on 21,400,000 shares of our common stock outstanding as of December 31, 2008. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2008.

[2] This company is beneficially owned by Chiu Wan Kee and Ricky Chiu at 50% and 50% respectively.

[3] Chiu Wan Kee is the father of Ricky Chiu.

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of December 31, 2008, there are a total of 27 Stockholders of record holding 21,400,000 shares of our common stock. 14,850,000 of our outstanding shares of common stock are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.551% of our outstanding shares of common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
			$	$	$
Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(73,076)	(168,028)	(188,369)
		Management service income	(33,525)	(44,836)	(5,784)
		Purchase of air tickets and tour packages	96,434	260,483	373,624
		Loan interest paid	12	16,783	14,424
		Rent paid	643	16,934	26,219
		Amount due from	10,691	3,591	3,654
HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(5,427)	-	-
		Purchase of air tickets and tour packages	12,247	-	-
		Sales of plant and equipment	(2,631)	-	-
		Account receivable	1,021	-	-
		Account payables	(4,708)	-	-

Related party	Nature of relationship and control	Description of transactions	9-months period ended December 31, 2008	Year ended March 31, 2008	Year ended March 31, 2007
			$	$	$

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	1,628	3,073

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	58,976	-	-

		Account payables	(18,946)	-	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(18,009)	-	-

		Account receivables	201	-	-

SHAREHOLDER LOANS

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, and they bear interest at 10%, with no fixed terms of repayment. As of December 31, 2008, there are no shareholder loans outstanding, there is no accrued and unpaid interest on the outstanding loans.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dominic K. F. Chan & Co ("DKFC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by DKFC for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $25,706 for the nine months ended December 31, 2008 and $22,360 for the twelve months ended March 31, 2008.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $5,732 for the nine months ended December 31, 2008 and $3,849 for the twelve months ended March 31, 2008.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning were $0 for the nine months ended December 31, 2008 and $0 for the twelve months ended March 31, 2008.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the nine months ended December 31, 2008 and $0 for the twelve months ended March 31, 2008.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit

Description

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

By-laws

*4.0

Stock Certificate

14

Code of Ethics

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

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

BAOSHINN CORPORATION

Dated: March 30, 2009	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	March 30, 2009
Sean Webster

/s/ Benny Kan	CEO/Director	March 30, 2009
Benny Kan

/s/ Mike Lam	Secretary/Director	March 30, 2009
Mike Lam

/s/ Ricky Chiu	Director	March 30, 2009
Ricky Chiu