Form 10-Q
period 2009-03-31
Baoshinn Corp
filed 2009-05-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Condensed Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008

5

Unaudited Condensed Consolidated Statement of Financial Position at March 31, 2009 and December 31, 2008

6

Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and March 31, 2008

7

Notes to Consolidated Interim Financial Statements

8-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

26

Item 3. Quantitative and Qualitative Disclosure About Market Risks

34

Item 4T. Controls and Procedures

34

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

35

Item 1A. Risk Factors

35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3. Defaults Upon Senior Securities

35

Item 4. Submission of Matters to a Vote of Security

35

Item 5. Other Information

35

Item 6. Exhibits

36

Signatures

36

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2008

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three months ended March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

	Three Months ended March 31,
	2009	2008
	$	$
Retail and Corporate revenue	6,320,521	8,755,141
Commission from travel booking services	70,339	20,233
Incentive commissions	64,706	104,060

Net sales	6,455,566	8,879,434
Cost of sales	(6,125,888)	(8,530,701)

Gross profit	329,678	348,733
Other operating income – Note 5	12,504	16,080
Depreciation	(7,403)	(11,349)
Administrative and other operating expenses	(334,850)	(506,542)

Loss from operations	(71)	(153,078)
Other non-operating income - Note 6	644	6,021
Interest expenses – Note 7	(58)	(369)

Profit/(Loss) before taxes	515	(147,426)
Income taxes - Note 8	-	-

Net profit/(loss)	515	(147,426)
Non-controlling interest	901	-

Net profit/(loss) attributable to the Company	1,416	(147,426)

Earnings per share of common stock – Note 4
- Basic	0.01 cents	(0.65)cents
- Diluted	0.01 cents	(0.65)cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	22,650,000
- Diluted	21,400,000	22,650,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION

(Stated in US Dollars)

	At Mar 31,	At Dec 31
	2009	2008
		audited
	$	$
ASSETS
Current Assets

Cash and cash equivalents	107,367	217,453
Accounts receivable	1,423,485	900,629
Amount due from a related party – Note 12	-	10,691
Deposits, prepaid expenses and other receivables – Note 9	1,046,248	940,238

Total Current Assets	2,577,100	2,069,011
Plant and equipment – Note 10	72,688	80,091

TOTAL ASSETS	2,649,788	2,149,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,530,605	1,103,390
Other payables and accrued liabilities – Note 11	352,394	276,601
Amounts due to related parties – Note 12	-	2,838

Total Current Liabilities	1,882,999	1,382,829

TOTAL LIABILITIES	1,882,999	1,382,829

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2009 – US$0.001
Authorized: 2009 – 200,000,000 shares
Issued and outstanding: 2009 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,766,763	1,766,763
Accumulated other comprehensive income	4,448	4,448
Accumulated deficit	(1,196,914)	(1,198,331)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	595,697	594,280
NON-CONTROLLING INTERESTS	171,092	171,993
TOTAL STOCKHOLDERS’ EQUITY	766,789	766,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,649,788	2,149,102

See notes to condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	$	$
Cash flows from operating activities
Net profit/(loss)	515	(147,426)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	7,402	14,855
Stock based compensation	-	22,800
Changes in operating assets and liabilities :
Accounts receivable	(522,856)	(132,633)
Deposits, prepaid expenses and other receivables	(106,011)	110,575
Accounts payable	427,215	215,387
Other payables and accrued liabilities	75,793	70,586

Net cash flows (used in)/provided by operating activities	(117,942)	154,144

Cash flows from investing activity
Acquisition of plant and equipment	-	(6,046)

Net cash flows used in investing activity	-	(6,046)

Cash flows from financing activities
Amounts due from related parties	10,691	(3,596)
Amounts due to related parties	(2,838)	(102,585)

Net cash flows provided by/(used in) financing activities	7,853	(106,181)

Net (decrease)/increase in cash and cash equivalents	(110,089)	41,917
Effect of foreign currency translation on cash and cash equivalents	3	1,325
Cash and cash equivalents - beginning of period	217,453	220,116

Cash and cash equivalents - end of period	107,367	243,358

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	58	369
Income taxes	-	-

See notes to condensed consolidated financial statement

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

On July 16, 2008, Bao Shinn Holidays Limited (“BSHL”) was incorporated with 3,000,000 ordinary shares issued and paid at $0.128 per share. BSIE owns 55% of BSHL.

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

BSCE offered extended travel services primarily focused on wholesale businesses and corporate clients in the Mainland China. Due to changing market conditions and economic environment, BSCE has ceased operation on December 31, 2008 and applied for deregistration.

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

During the reporting period ended March 31, 2009 and 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Revenue recognition(Continued)

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

3 months ended March 31

2009

2008

$

$

497

449

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Income Taxes (Continued)

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the quarter ended March 31, 2009.  As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Three months ended March 31,
	2009	2008
Quarter end HK$ : US$ exchange rate	7.7510	7.7860
Average quarterly HK$ : US$ exchange rate	7.7523	7.7951

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

The calculation of diluted weighted average common shares outstanding for the quarter ended March 31, 2009 and 2008 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net profit/(loss)	1,416	(147,426)

Denominator:
Basic weighted average shares	21,400,000	22,650,000
Effect of dilutive securities	-	-

Diluted weighted average shares[1]	21,400,000	22,650,000

Basic earnings/(loss) per share:	0.01cents	(0.65)cents

Diluted earnings/(loss) per share:	0.01cents	(0.65)cents

1 Due to the net loss in the quarter ended March 31 of 2008, diluted shares used in the diluted EPS calculation represent basic shares for the period ended March 31 of 2008. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the quarter ended March 31 2008, respectively.

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

During the quarter ended March 31, 2009, the Company did not record stock-based compensation. (quarter ended March 31, 2008: $22,800)

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

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAAS No. 141(R) was effective for business combinations closing after January 1, 2009. Effectively January 1, 2009, the Group adopted the provisions of SFAS No. 141(R) without a material impact to the unaudited condensed consolidated financial statements. The adoption of SFAS No. 160 did not have a material impact on the Company’s unaudited consolidated financial statements other than reclassifying the non-controlling interest into equities for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will no impact on the results of operations and financial position. The implementation of SFAS No. 161 did not have a material impact on the unaudited condensed consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$

GDS commission income	208	1,650
Management service income	12,296	14,430

	12,504	16,080

6.

Other non-operating income

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	388	974
Interest income	256	-
Sundry income	-	5,047

	644	6,021

7.

Interest expenses

	Three months ended March 31
	2009	2008
	(unaudited)	(unaudited)
	$	$

Interest expense	58	369

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The subsidiaries of the Company was subject to Hong Kong profits or income tax at 16.5% (2008: 17.5%) for the quarter ended March 31, 2009 and 2008.

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of March 31, 2009 and March 31, 2008.

9.

Deposits, prepaid expenses and other receivables

	At Mar 31,	At Dec 31,
	2009	2008
	(unaudited)	(audited)

	$	$

Security deposits to suppliers [1]	882,130	772,247
Prepayments and other receivables	131,351	130,100
Utility, rental and other deposits	32,767	37,891

	1,046,248	940,238

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At Mar 31,	At Dec 31,
	2009	2008
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	53,392	53,392
Office equipment	106,599	106,599

	159,991	159,991

Accumulated depreciation
Furniture and fixtures	20,029	17,462
Office equipment	67,274	62,438

	87,303	79,900

Net
Furniture and fixtures	33,363	35,930
Office equipment	39,317	44,161

	72,688	80,091

Depreciation expenses for the quarter ended March 31, 2009 are $7,403 (3 months ended March 31, 2008: $11,349).

11.

Other payables and accrued liabilities

	At Mar 31,	At Dec 31,
	2009	2008
	(unaudited)	(audited)
	$	$

Sale deposits received	167,535	88,327
Accrued expenses	137,683	154,961
Other payables	47,176	33,313

	352,394	276,601

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At Mar 31,	At Dec 31,
	2009	2008
	(unaudited)	(audited)
	$	$

Amount due from a shareholder	-	10,691

Amounts due to shareholders	-	2,838

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

13.

Stock options

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee which is struck at US$0.35 per share. The exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended March 31, 2009 and 2008 were nil and $22,800, respectively, which was charged to the consolidated statements of operations and credited to contributed surplus.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

A summary of stock options activity is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$	(year)
Exercisable as of January 1, 2009	155,000	0.35	2.25

Exercisable as of March 31, 2009	155,000	0.35	2

The total intrinsic value during the quarter ended March 31, 2009 and 2008 were $nil as no options were exercised during the respective period.

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Three months period ended March 31,
	(unaudited)
	2009	2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	11%	13%

Details of the accounts receivable from the one customer with the largest receivable balances at March 31, 2009 and December 31, 2008 are as follows:

	Percentage of account receivable
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	10%	17%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $10,027 during quarter ended March 31, 2009 (quarter ended March 31, 2008: $11,651.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2009 are as follows:

March 31	$

2010	86,016
2011	19,936

105,952

Rental expenses for the quarter ended March 31, 2009 were $23,689 (quarter ended March 31, 2008: $29,991).

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	Three Months ended March 31,
			2009	2008
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(37,173)	(72,636)

		Management service income	(12,295)	(14,432)

		Purchase of air tickets and tour packages	5,388	42,183

		Rent paid	-	385

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

Change in fiscal year end

On March 25, 2008, the Company changed its fiscal year end from March 31 to December 31. The current period financial statements cover a three month period from January 1, 2009 to March 31, 2009.

Results of operations for the 3 months ended March 31, 2009 compared to 3 months ended March 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have made a net profit of $1,416 for the three months ended March 31, 2009 and a net loss since inception of $1,196,914. On March 31, 2009 we had cash on hand of $107,367. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the nine months ended December 31, 2008, which are included in annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Operations decentralized

Effective from September, 2008, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up the Company's response time to market changes. Each business division head will have more discretion to make business decisions, and at the same time each division head will be more accountable for their performance.

With the senior management team's functions being shifted to lower organization levels, the Company's management fee has also been decreased significantly. The Company decreased its monthly management fee from $11,538 in April 2008 (highest) to $3,205 in September 2008.

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

Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's shareholders have agreed to provide continuing financial supports to the Company in terms of a temporary loan. The agreements for continuing financial support are verbal.

Revenues

For the three months ended March 31, 2009, the Company has experienced decrease in sales revenues due to the global economic contraction, although the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue decreased $2,423,868 or 27.3% from $8,879,434 for the three months ended March 31, 2008 to $6,455,566 for the three months ended March 31, 2009. The decrease is mainly due to the downturn of global economy. We generate our revenues primarily from retail and corporate business. For the three months ended March 31, 2009, we derived 97.9%, 1% and 1.1% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. For the three months ended March 31, 2008, we derived 98.6%, 0.2% and 1.2% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	3 Months ended March 31, 2009	3 months ended March 31, 2008

	$	$
Retail and Corporate revenue	6,320,521	8,755,141
Commission from travel booking services	70,339	20,233
Incentive commissions	64,706	104,060

Total revenue	6,455,566	8,879,434

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.9% of our revenue in the three months ended March 31, 2009 and 96.1% of our revenues in the three months ended March 31, 2008.

The table below sets forth the cost of sales for the periods indicated.

	3 months ended March 31, 2009	3 months ended March 31, 2008

Total revenue	6,455,566	8,879,434
Cost of sales	(6,125,888)	(8,530,701)

Gross profit	329,678	348,733

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended March 31, 2009 was $329,678, compared to $348,733 in the three months ended March 31, 2008. Gross profit decreased $19,055 or 5.5% from $348,733 for the three months ended March 31, 2008 to $329,678 for the three months ended in March 31, 2009. The gross profit margin rate increased from 3.9% for the three months ended March 31, 2008 to 5.1% for the three months ended March 31, 2009. The increasing in profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines, which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2009 were $334,850 or 5.2% of revenues, while the operating expenses for three months ended March 31, 2008 were $506,542 or 5.7% of revenues. The decreases are mainly attributable to a cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	3 months ended March 31, 2009	% of Revenue	3 months ended March 31, 2008	% of Revenue
Salaries, commission, allowance	247,029	3.8%	318,181	3.6%
Legal & Professional fees	10,339	0.2%	16,299	0.2%
Office Rental	23,689	0.4%	29,991	0.3%
Management fee	19,904	0.3%	24,882	0.3%
Stock compensation expenses	-	-	22,800	0.3%
Other operating expenses	33,889	0.5%	94,389	1.0%
	334,850	5.2%	506,542	5.7%

Salaries, Commissions and Allowances

Salary, commission and allowance for the three months ended March 31, 2009 were $247,029 or 3.8% of revenues, while the Salary, commission and allowance for three months ended March 31, 2008 were $318,181 or 3.6% of revenues. The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 40 as at March 31, 2009.

Legal and Professional Fees

Legal & professional fees for the three months ended March 31, 2009 were $10,339 or 0.2% of revenues, while the legal & professional fees for the three months ended March 31, 2008 were $16,299 or 0.2% of revenues. The main reason for the decrease was the lack of activities in financing and stock options granted to employees which happened in the same corresponding period in 2009.

Office Rental and Building Management Fees

Office rental and building management fees for the three months ended March 31, 2009 were $23,689 or 0.4% of revenues, while the Office rental and building management fees for three months ended March 31, 2008 were $29,991 or 0.3% of revenues. The decrease is mainly attributable to reduction in office space.

Management Fees

Management fees for the three months ended March 31, 2009 were $19,904 or 0.3% of revenues, while the management fees for three months ended March 31, 2008 were $24,882 or 0.3% of revenues. The management fees were paid for financial control advice, financial reporting assistance and business strategic advice. Management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, management has been decreased substantially.

Other General and Administration Expenses

Other expenses for the three months ended March 31, 2009 were $33,889 or 0.5% of revenues, while other expenses for three months ended March 31, 2008 were $94,389 or 1.0% of revenues. The decrease in other expenses is a result of our cost cut strategy implemented in all business units.

Stock Based Compensation

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee which is struck at US$0.35 per share. The exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended March 31, 2009 and 2008 were nil and $22,800, respectively, which was charged to the consolidated statements of operations and credited to contributed surplus.

Other operating income

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	$	$

Commission income	208	1,650
Management service income	12,296	14,430

	12,504	16,080

Commission Income

Commission income for the three months ended March 31, 2009 were $208 compared to $1,650 for three months ended March 31, 2008. During the three months ended March 31, 2009, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $12,296 in the three months ended March 31, 2009, compared to $14,430 in the March months ended March 31, 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	3 months ended March 31
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	388	974
Interest income	256	-
Sundry income	-	5,047

	644	6,021

Gain on exchange

The exchange gain was $388 for the three months ended March 31, 2009 compared to $974 in the three months ended March 31, 2008. This was attributable to the depreciation of the Hong Kong Dollar against foreign currencies including the U.S. Dollar and the Thai Baht.

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

Interest Income

Interest income was $256 for the three months ended March 31, 2009, compared to $0 for the three months ended March 31, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers this non-operational income.

Sundry Income

Sundry income was $0 for the three months ended March 31, 2009, compared to $5,047 for the three months ended March 31, 2008.

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

Interest Expense

Interest expense was $58 for the three months ended March 31, 2009, compared to $369 for the three months ended March 31, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Our net profit was $1,416 for the three months ended March 31, 2009, compared to net loss of $147,426 for the three months ended March 31, 2008. The improvement in our performance despite the downturn in global economic conditions, is mainly due to our business strategy change initiated last year.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. There were no temporary loans outstanding from our former shareholders as of March 31, 2009. These temporary loans were unsecured with no fixed term of repayment during the three months ended March 31, 2009. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $117,942 for the three months ended March 31, 2009, compared to net cash of $154,144 generated in operating activities for the three months ended March 31, 2008. The cash usage during the three months ended March 31, 2009 is mainly for working capital. Working capital increased $44,767 from $649,064 in the three months ended March 31, 2008 to $694,101 for the three months ended March 31, 2009.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2009, compare to $6,046 for the three months ended March 31, 2008. The company has no investment activity for the three month end March 31, 2009. The cash used for the three month ended March 31, 2008 was mainly for the purchase of new computer equipment and computer software for our new subsidiaries.

Financing Activities

Net cash provided by financing activities was $7,853 for the three months ended March 31, 2009, compare to $106,181 net cash used in financing activities for the three months ended March 31, 2008. The change is mainly due to the decrease in the amount of shareholder short term loan. In accordance with our SEC registration statement effective on April 3, 2007, the Company issued 2,400,000 common shares at a price of $0.3 per share on September 28, 2007, which raised gross proceeds of $720,000 and net proceeds of $624,000. Part of the money raised was used to repay loans from former shareholders. The Company redeemed 2,500,000 common shares for $0 on December 30, 2007 and such shares were thereafter classified as authorized, but unissued. For the three months ended March 31, 2009 there was no financing activities other than shareholder short term loan.

Financing Our Capital Expenditures

The Company was planning to implement its business plan for expanding into the China market. Due to the global economic down turn, the plan is on hold until we see an improvement in the business environment. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China headquarters. We subsequently plan to open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Balance Sheet Arrangements

For the three months ended March 31, 2009, and the three months ended March 31, 2008, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum. There are no loans from shareholders outstanding as of January 31, 2008.

Amounts due from/(to) related parties for working capital are as follows:

	At Mar 31	At Dec 31
	(unaudited)	(audited)
	2009	2008
	$	$

Amount due from a shareholder	-	10,691

Amounts due to shareholders	-	2,838

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.6% of Baoshinn Corporation's outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended March 31
			2009	2008
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(37,173)	(72,636)

		Management service income	(12,295)	(14,432)

		Purchase of air tickets and tour packages	5,388	42,183

		Rent paid	-	385

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any pending legal proceeding.

Item 1A.

Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form SB-2 As filed with the United States Securities and Exchange Commission on June 14, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  May 14, 2009

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President