Form 10-Q/A
period 2008-06-30
Baoshinn Corp
filed 2009-05-27
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Registrant’s telephone number: (852) 2815-1355
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2008: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Consolidated Interim Financial Statements (Unaudited)

3

Revised Consolidated Income Statements (unaudited) for the three months ended June 30, 2007 and June 30, 2008, and the twelve months ending March 31, 2008

5

Revised Consolidated Balance Sheet – June 30, 2007, June 30, 2008 and March 31, 2008 Consolidated Balance Sheet

6

Revised Consolidated Statement of Cash Flows for the three months ended June 30, 2007 and June 30, 2008, and the twelve months ending March 31, 2008

7

Notes to Consolidated Interim Financial Statements

8-34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

35

Item 3. Controls and Procedures

44

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

45

Item 3. Defaults Upon Senior

45

Item 4. Submission of Matters to a Vote of Security

45

Item 5. Other Information

45

Item 6. Exhibits

46

Signatures

46

Preliminary Comments Regarding Amendment

This quarterly report on Form 10-Q is being amended to, among other things, report that the Company has restated its financial statements for the quarter ended June 30, 2008. This restatement is due to a change in the Company's revenue recognition policies relating to the timing of the recognition of revenues and the calculation of revenues. Previously, the Company recognized revenues at the time private tickets and vouchers were delivered to customers. To more properly reflect Generally Accepted Accounting Principles, the Company has revised its revenue recognition policies to recognize income only when the customer actually travels. In addition, the Company previously reported income on a gross basis, which was equal to the Company's total billings to the customers. The Company subsequently determined that the gross billing method is appropriate where the Company acts as principal and assumes all inventory and credit risks. However, where the product price is fixed and where the Company receives referral fees and commissions, the gross method is not appropriate. Accordingly, in the latter circumstances, the revenue recognition policy was changed to recognize revenue on a net basis to more properly conform to Generally Accepted Accounting Principles.

This Amendment also reflects a change in the Company's assessment of its disclosure controls and procedures. In the Company's initial filing, the Company determined that its disclosure controls and procedures were effective. The Company has now determined that the disclosure controls and procedures were not effective due to the necessary change to the Company's revenue recognition policies discussed above. The Company has now indicated that its internal controls were ineffective as of the quarter ending June 30, 2008, due to the fact that those internal controls did not detect the error in the revenue recognition policies discussed above.

This Amendment to the quarterly report on Form 10-Q also contains financial statements that have been amended to reflect the revised revenue recognition policies discussed above, and to reflect the following:

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements (Unaudited)

Baoshinn Corporation

Unaudited

Consolidated Financial Statements

June 30 , 2008

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three-month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

Unaudited

REVISED CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	3 Months ended June 30,
	2008	2007
	(Restated)	(Restated)
	$	$
Retail and Corporate revenue	8,526,280	7,938,550
Commission from travel booking services	43,300	40,434
Incentive commissions	142,450	104,551

Total sales	8,712,030	8,083,535
Cost of sales	(8,311,890)	(7,790,224)

Gross profit	400,140	293,311
Other operating income – Note 5	15,826	32,624
Depreciation	(9,110)	(10,540)
Administrative and other operating expenses	(428,016)	(380,413)

Loss from operations	(21,160)	(65,018)
Other non-operating income - Note 6	1,750	5,974
Interest expenses – Note 7	(1,777)	(14,101)

Loss before taxes	(21,187)	(73,145)
Income taxes - Note 8	-	-

Net loss	(21,187)	(73,145)

Loss per share of common stock – Note 4
- Basic	(0.01)	(0.01)
- Diluted	(0.01)	(0.01)

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,500,000
- Diluted	21,400,000	21,500,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

REVISED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At June 30,	At Mar 31,
	2008	2008
	unaudited	audited
	(Restated)	(Restated)
	$	$
ASSETS
Current Assets

Cash and cash equivalents	264,996	243,358
Accounts receivable	1,442,031	1,006,257
Amount due from a related party – Note 12	-	3,596
Deposits, prepaid expenses and other receivables - Note 9	863,562	819,398

Total Current Assets	2,570,589	2,072,609
Plant and equipment – Note 10	86,023	88,270

TOTAL ASSETS	2,656,612	2,160,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	1,300,690	1,105,514
Other payables and accrued liabilities – Note 11	319,975	318,031
Amounts due to related parties – Note 12	320,472	-

Total Current Liabilities	1,941,137	1,423,545

TOTAL LIABILITIES	1,941,137	1,423,545

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,769,063	1,769,063
Accumulated other comprehensive income	357	1,029
Accumulated deficit	(1,075,345)	(1,054,158)

TOTAL STOCKHOLDERS’ EQUITY	715,475	737,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,656,612	2,160,879

See notes to consolidated financial statement

BAOSHINN CORPORATION

REVISED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	3 Months Ended June 30
	2008	2007
	(Restated)	(Restated)
	$	$
Cash flows from operating activities
Net loss	(21,187)	(73,145)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	9,110	10,540
Changes in operating assets and liabilities :
Accounts receivable	(435,774)	85,435
Deposits, prepaid expenses and other receivables	(44,164)	(86,073)
Accounts payable	195,176	200,796
Other payables and accrued liabilities	1,944	36,345

Net cash flows (used in) /provided by operating activities	(294,895)	173,898

Cash flows from investing activity
Acquisition of plant and equipment	(7,032)	(5,859)

Net cash flows used in investing activity	(7,032)	(5,859)

Cash flows from financing activities
Amounts due from related parties	-	(13,663)
Amounts due to related parties	324,068	-

Net cash flows provided by/(used in) financing activities	324,068	(13,663)

Net increase in cash and cash equivalents	22,141	154,376
Effect of foreign currency translation on cash and cash equivalents	(503)	-
Cash and cash equivalents - beginning of period	243,358	770,431

Cash and cash equivalents - end of period	264,996	924,807

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,777	14,101
Income taxes	-	-

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

Restatement

The Company has revised its financial statements for the three months ended June, 30, 2008 and 2007 to reflect various adjustments, primarily to account all revenue and expenses related to the change of recognition of revenue and the classification of other income has been revised to properly identify commission income, refund write back and management income as other operating income. An adjustment was made to record a reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss.

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

During the reporting period ended June 30, 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts. (2007: Nil).

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

Plant and equipment (Continued)

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

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group are the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether the Group has latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

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

Advertising expenses amounted to $4,861 (2007: nil) are included in administrative and other operating expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Income Taxes (Continued0

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the period ended June 30, 2008.  As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	2008	2007
Quarter end HK$ : US$ exchange rate	7.801	7.8130
Average quarterly HK$ : US$ exchange rate	7.800	7.8130

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

The calculation of diluted weighted average common shares outstanding for the period ended June 30, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Basic and diluted earnings per share (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings/(loss) per share for the periods presented:

	3 months ended June 30
	2008 (Restated) $	2007 (Restated) $
Numerator for basic and diluted earnings/(loss) per share:
Net loss	(21,187)	(73,145)

Denominator:
Basic weighted average shares	21,400,000	21,500,000
Effect of dilutive securities	-	-

Diluted weighted average shares[1]	21,400,000	21,500,000

Basic earnings/(loss) per share:	(0.01)	(0.01)

Diluted earnings/(loss) per share:	(0.01)	(0.01)

1 Due to the net loss in the period ended June 30 of 2008 and 2007, diluted shares used in the diluted EPS calculation represent basic shares for the period ended June 30 of 2008 and 2007. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the quarters ended June 30, 2008 and 2007.

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

During the periods ended June 30, 2008 and 2007, the Company did not record stock-based compensation.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	3 Months ended 30/6/08	3 Months ended 30/6/07
	$	$
GDS commission income	3,927	3,066
Management fee income	11,899	8,735
Refund write back	-	20,823
	15,826	32,624

6.

Other non-operating income

	3 Months ended 30/6/08	3 Months ended 30/6/07
	$	$
Exchange gain	539	1,908
Interest income	1,211	4,066

	1,750	5,974

7.

Interest expenses

	3 Months ended 30/6/08	3 Months ended 30/6/07
	$	$

Interest Expense	1,777	14,101

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The subsidiary of the Company was subject to Hong Kong profits or income tax at 17.5% for the quarters ended June 30, 2008 and 2007.

No provision for Hong Kong profits tax has been made for any of the period presented as the Group does not have any assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of June 30, 2008 and March 31, 2008.

9.

Deposits, prepaid expenses and other receivables

	At June 30,	At Mar 31,
	2008	2008
	$	$

Security deposits to suppliers [1]	790,705	763,449
Prepayments and other receivables	43,588	24,055
Utility, rental and other deposits	29,269	31,894

	863,562	819,398

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At June 30,	At Mar 31
	2008	2008
	$	$
Cost
Furniture and fixtures	107,242	100,404
Office equipment	128,897	129,145

	236,139	229,549

Accumulated depreciation
Furniture and fixtures	76,837	73,437
Office equipment	73,279	67,842

	150,116	141,279

Net
Furniture and fixtures	30,405	26,967
Office equipment	55,618	61,303

	86,023	88,270

Depreciation expenses for the 3 months ended 30 June, 2008 are $9,110 (3 months ended 30 June, 2007: $10,540).

11.

Other payables and accrued liabilities

	At June 30,	At Mar 31,
	2008	2008
	$	$
Sale deposits received	164,142	112,917
Accrued expenses	155,833	205,114

	319,975	318,031

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At June 30,	At Mar 31,
	2008	2008
	$	$

Amount due from a shareholder	-	3,596

Amounts due to shareholders	320,472	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties (Continued)

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. During 3 months ended June 30, 2008, no additional stock option became exercisable. Therefore no stock-based compensation expense was recorded.

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$
Granted on March 31, 2008	380,000	0.35	3

Balance as of June 30, 2008	380,000	0.35	3

Exercisable as of March 31, 2008	170,000	0.35	3

Exercisable as of June 30, 2008	170,000	0.35	2.75

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2008	2007
Company A ……………………………….	13.5%	11.1%

Details of the accounts receivable from the one customer with the largest receivable balances at June 30, and March 31, 2008 are as follows:

	Percentage of accounts receivable
	June 30, 2008	March 31, 2008
Company A ……………………………….	12%	15%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $10,835 during 3 months ended 30 June,   2008 (3 months ended 30 June, 2007: $10,374).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2010, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of June 30, 2008 are as follows :-

June 30	$

2009	69,373
2010	18,032

87,405

Rental expenses for the 3 months ended 30 June, 2008  were $33,663 (3 months ended 30 June, 2007: $37,447).

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	3 Months ended 30 June
			2008	2007
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(46,984)	(69,525)

		Management service income	(11,899)	(8,735)

		Purchase of air tickets and tour packages	47,942	26,497

		Loan interest paid	-	7,880

		Rent paid	385	8,063

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	766

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement

The Company has restated its financial statements for the quarter ended June 30, 2008 and 2007 to enhance the accuracy and adequacy of overall disclosure. The accompanying consolidated financial statements of the Company as of and for the quarter ended June, 2008 and 2007 have been adjusted from previously issued financial statements to correct the following errors:

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

Retail and corporate travel service revenues were presented on a gross basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007.

Referral fee for travel booking services was originally presented on a gross basis as management was of the opinion that the referral fee was recognized as revenue on travel agent services when services were rendered to the customers. It was revised to be presented on a net basis in the consolidated statements of operations because the referral fee is earned on a fixed dollar amount per customer transaction regardless of the amount billed to a customer. The Company is an agent of the travel supplier and does not take the risk of the travel ticket returns. Only the travel supplier has the credit risk and is the primary obligor in the travel arrangement. As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease gross revenue for the quarter ended June 30, 2008 and 2007 by $390,019 and $319,538 respectively, decrease cost of sales for the quarter ended June 30, 2008 and 2007 by $390,019 and $319,538 respectively as compared to the Company’s previously issued financial statements.

Incentive commission from travel suppliers was presented on a net basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

2.

The Company re-evaluated its accounting for revenues from retail and corporate travel services and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease revenue for the quarter ended June 30, 2008 and 2007 by $55,014 and $41,979 respectively, decrease cost of sales for the quarter ended June 30, 2008 and 2007 by $86,070 and $56,512 respectively, increase gross profit, decrease loss from operations and net loss for the quarter ended June 30, 2008 and 2007 by $31,056 and $14,533 respectively, increase loss per basic and diluted share of common stock for the quarter ended June 30, 2008 and 2007 by $Nil respectively, decrease accounts receivable by $584,104 as of June 30, 2008, decrease accounts payable by $615,160 as of June 30, 2008, and decrease accumulated deficit and increase shareholders’ equity by $31,056 as of June 30, 2008 as compared to the Company’s previously issued financial statements.

3.

The classification of other income has been revised to properly identify commission income, refunds written back and management income as other operating income. As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other income for the quarter ended June 30, 2008 and 2007 by $15,826 and $32,624 respectively, and increase other operating income for the quarter ended June 30, 2008 and 2007 by $15,826 and $32,624 respectively.

4.

An adjustment was made to record a reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other operating income, increase loss from operations and increase net loss for the year ended March 31, 2008 by $31,219, increase loss per basic and diluted share of common stock for the year ended March 31, 2008 by 0.14 cents, and increase additional paid-in capital by $31,219 as of March 31, 2008. The adjustment has no effect for the interim unaudited financial statements for the quarter ended June 30, 2008 and 2007.

Below are summaries of the financial statement line items that were affected by the restatements disclosed above.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

Statement of Operations

Three months ended June 30, 2008

	2008	2008	2008
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
Retail and Corporate revenue	9,014,613	8,526,280	(488,333)
Commission from travel booking services	-	43,300	43,300
Incentive commissions	142,450	142,450	-

Total sales	9,157,063	8,712,030	(445,033)
Cost of sales	(8,787,979)	(8,311,890)	476,089

Gross profit	369,084	400,140	31,056
Other operating income	-	15,826	15,826
Depreciation	(9,110)	(9,110)	-
Administrative and other operating expenses	(428,016)	(428,016)	-

Loss from operations	(68,042)	(21,160)	46,882
Other income	17,576	1,750	(15,826)
Interest expenses	(1,777)	(1,777)	-

Loss before taxes	(52,243)	(21,187)	31,056
Income taxes	-	-	-

Net loss	(52,243)	(21,187)	31,056

Loss per share of common stock
- Basic	(0.01)	(0.01)	-
- Diluted	(0.01)	(0.01)	-

Weighted average number of common stock
- Basic	21,400,000	21,400,000	-
- Diluted	21,780,000	21,400,000	(380,000)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

Statement of Operations

Three months ended June 30, 2007

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
Retail and Corporate revenue	8,340,501	7,938,550	(401,951)
Commission from travel booking services	-	40,434	40,434
Incentive commissions	104,551	104,551	-

Total sales	8,445,052	8,083,535	(361,517)
Cost of sales	(8,166,274)	(7,790,224)	376,050

Gross profit	278,778	293,311	14,533
Other operating income	-	32,624	32,624
Depreciation	(10,540)	(10,540)	-
Administrative and other operating expenses	(380,413)	(380,413)	-

Loss from operations	(112,175)	(65,018)	47,157
Other income	38,598	5,974	(32,624)
Interest expenses	(14,101)	(14,101)	-

Loss before taxes	(87,678)	(73,145)	14,533
Income taxes	-	-	-

Net loss	(87,678)	(73,145)	14,533

Loss per share of common stock
- Basic	(0.01)	(0.01)	-
- Diluted	N/A	(0.01)	(0.01)

Weighted average number of common stock
- Basic	21,500,000	21,500,000	-
- Diluted	N/A	21,500,000	21,500,000

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

Consolidated Balance Sheet

At June 30, 2008

	2008	2008	2008
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
ASSETS
Current Assets
Cash and cash equivalents	264,996	264,996	-
Accounts receivable	2,021,839	1,442,031	(579,808)
Deposits, prepaid expenses and other receivables	863,562	863,562	-

Total Current Assets	3,150,397	2,570,589	(579,808)
Plant and equipment	86,023	86,023	-

TOTAL ASSETS	3,236,420	2,656,612	(579,808)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,915,850	1,300,690	(615,160)
Other payables and accrued liabilities	319,975	319,975	-
Amounts due to related parties	320,472	320,472	-

Total Current Liabilities	2,556,297	1,941,137	(615,160)

TOTAL LIABILITIES	2,556,297	1,941,137	(615,160)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2008 - US$0.001
Authorized: 2008 – 200,000,000 shares
Issued and outstanding: 2008 – 21,400,000 shares	21,400	21,400	-
Additional paid-in capital	1,737,844	1,769,063	31,219
Accumulated other comprehensive income	357	357	-
Accumulated deficit	(1,079,478)	(1,075,345)	4,133

TOTAL STOCKHOLDERS’ EQUITY	680,123	715,475	35,352

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,236,420	2,656,612	(579,808)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

Consolidated Statement of Cash Flow

3 Months ended June 30, 2008

	3 Months ended June 30
	2008	2008	2008
	(As originally	(As restated)	(Effect of
	reported)		change)
	$	$	$
Cash flows from operating activities
Net loss	(52,243)	(21,187)	31,056
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	9,110	9,110	-
Changes in operating assets and liabilities :
Accounts receivable	(439,563)	(435,774)	3,789
Deposits, prepaid expenses and other receivables	(44,164)	(44,164)	-
Accounts payable	230,021	195,176	(34,845)
Other payables and accrued liabilities	1,944	1,944	-

Net cash flows used in operating activities	(294,895)	(294,895)	-

Cash flows from investing activity
Acquisition of plant and equipment	(7,032)	(7,032)	-

Net cash flows used in investing activity	(7,032)	(7,032)	-

Cash flows from financing activity
Amounts due to related parties	324,068	324,068	-

Net cash flows provided by financing activity	324,068	324,068	-

Net increase in cash and cash equivalents	22,141	22,141	-
Effect of foreign currency translation on cash and cash equivalents	(503)	(503)	-
Cash and cash equivalents - beginning of year	243,358	243,358	-

Cash and cash equivalents - end of year	264,996	264,996	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,777	1,777	-
Income taxes	-	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Restatement (Continued)

Consolidated Statement of Cash Flow

3 Months ended June 30, 2007

	3 Months ended June 30
	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		change)
	$	$	$
Cash flows from operating activities
Net loss	(87,678)	(73,145)	14,533
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	10,540	10,540	-
Changes in operating assets and liabilities :
Accounts receivable	48,853	85,435	36,582
Deposits, prepaid expenses and other receivables	(86,073)	(86,073)	-
Accounts payable	251,911	200,796	(51,115)
Other payables and accrued liabilities	36,345	36,345	-

Net cash flows provided by operating activities	173,898	173,898	-

Cash flows from investing activity
Acquisition of plant and equipment	(5,859)	(5,859)	-

Net cash flows used in investing activity	(5,859)	(5,859)	-

Cash flows from financing activity
Amounts due from related parties	(13,663)	(13,663)	-

Net cash flows used in financing activity	(13,663)	(13,663)	-

Net increase in cash and cash equivalents	154,376	154,376	-
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	770,431	770,431	-

Cash and cash equivalents - end of year	924,807	924,807	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	14,101	14,101	-
Income taxes	-	-	-

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

Restatement

1.

The Company has restated its financial statements for the quarter ended June 30, 2008 and 2007 to enhance the accuracy and adequacy of overall disclosure. The accompanying consolidated financial statements of the Company as of and for the quarter ended June, 2008 and 2007 have been adjusted from previously issued financial statements to correct the following errors:

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

Retail and corporate travel service revenues were presented on a gross basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007.

Referral fee for travel booking services was originally presented on a gross basis as management was of the opinion that the referral fee was recognized as revenue on travel agent services when services were rendered to the customers. It was revised to be presented on a net basis in the consolidated statements of operations because the referral fee is earned on a fixed dollar amount per customer transaction regardless of the amount billed to a customer. The Company is an agent of the travel supplier and does not take the risk of the travel ticket returns. Only the travel supplier has the credit risk and is the primary obligor in the travel arrangement. As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease gross revenue for the quarter ended June 30, 2008 and 2007 by $390,019 and $319,538 respectively, decrease cost of sales for the quarter ended June 30, 2008 and 2007 by $390,019 and $319,538 respectively as compared to the Company’s previously issued financial statements.

Incentive commissions from travel suppliers was presented on a net basis in the consolidated statements of operations.  There is no effect on the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007.

2.

The Company re-evaluated its accounting for revenues from retail and corporate travel services and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease revenue for the quarter ended June 30, 2008 and 2007 by $55,014 and $41,979 respectively, decrease cost of sales for the quarter ended June 30, 2008 and 2007 by $86,070 and $56,512 respectively, increase gross profit, decrease loss from operations and net loss for the quarter ended June 30, 2008 and 2007 by $31,056 and $14,533 respectively, increase loss per basic and diluted share of common stock for the quarter ended June 30, 2008 and 2007 by $Nil respectively, decrease accounts receivable by $584,104 as of June 30, 2008, decrease accounts payable by $615,160 as of June 30, 2008, and decrease accumulated deficit and increase shareholders’ equity by $31,056 as of June 30, 2008 as compared to the Company’s previously issued financial statements.

3.

The classification of other income has been revised to properly identify commission income, refunds written back and management income as other operating income. As a result, the Company revised the previously issued financial statements as of and for the quarter ended June 30, 2008 and 2007 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other income for the quarter ended June 30, 2008 and 2007 by $15,826 and $32,624 respectively, and increase other operating income for the quarter ended June 30, 2008 and 2007 by $15,826 and $32,624 respectively.

5.

An adjustment was made to record a reimbursement of expense from shareholder as a capital contribution rather than a reduction of net loss. As a result, the Company revised the previously issued financial statements as of and for the years ended March 31, 2008 to correct an error corresponding to its presentation.  The effect of this correction is to decrease other operating income, increase loss from operations and increase net loss for the year ended March 31, 2008 by $31,219, increase loss per basic and diluted share of common stock for the year ended March 31, 2008 by 0.14 cents, and increase additional paid-in capital by $31,219 as of March 31, 2008. The adjustment has no effect for the interim unaudited financial statements for the quarter ended June 30, 2008 and 2007.

Please see footnote 19 to the financial statements for more specific information regarding the affect of these changes.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $345,084 for the year ended March 31, 2008, and a net loss of $21,187 for the 3 months ended June 30, 2008. We have an accumulated loss of $1,075,345 since our inception. On June 30, 2008 we had cash on hand of $264,996. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the year ended March 31, 2008, which are included in annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Business Strategy

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same routes. The Company, as a travel agency, is dependent on airline commission ticket prices. The greater the competition, the less we can charge for our products, and in turn the less profit we will earn.

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

Results of operations for the three months ended June 30, 2008 compared to three months ended June 30, 2007.

Revenues

Our revenue increased by $628,495 or 7.8% from $8,083,535 in the three months ended June 30, 2007 to $8,712,030 in the corresponding period in 2008. We generate our revenues primarily from retail and corporate business. In

2008, we derived 97.9%, 0.5% and 1.6% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. The increase in revenue was mainly due to our retail and corporate business, which increased by $587,730 or 7.4% from $7,938,550 in the three months ended June 30, 2007 to $8,526,280 in the corresponding period in 2008.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended June 30,
	2008	2007

	$	$
Retail and Corporate revenue	8,526,280	7,938,550
Commission from travel booking services	43,300	40,434
Incentive commissions	142,450	104,551

Total revenue	8,712,030	8,083,535

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.4% and 96.4% of our revenues in three months ended June 30, 2008 and 2007 respectively.

The table below sets forth the cost of sales for the periods indicated.

Three months ended June 30,
2008		2007
Total revenue	8,712,030	8,083,535
Cost of sales	(8,311,890)	(7,790,224)

Gross profit	400,140	293,311

Gross Profit and Gross Profit Margin

Gross profit increased by $106,829 or 36.4% from $293,311 in the three months ended June 30, 2007 to $400,140 for the corresponding period in 2008. The gross profit margin rate increased from 3.63% in the three months ended June 30, 2007 to 4.59% for the corresponding period in 2008. The low gross margin last year was due to a market war for short haul destination during April to June 2007. Despite the fact that airlines have cut back their commissions to travel agents due to increased costs associated with fuel surcharges, as fuel costs rose significantly during the period, our increase in business volume was able to compensated the decrease in incentive commissions rate from airlines.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2008 were $428,016 or 4.9% of revenues, while the operating expenses for the corresponding period in 2007 were $380,413 or 4.7% of revenues. Operating expense as a percentage of revenues for the three months ended June 30, 2008 is very close to three months ended June 30, 2007.

	3 months ended June 30, 2008	% of Revenue	3 months ended June 30, 2007	% of Revenue
Salaries, commission, allowance	296,788	3.41%	240,472	2.97%
Legal & Professional fees	12,533	0.14%	12,225	0.16%
Office Rental	38,883	0.45%	42,516	0.52%
Management fee	25,000	0.27%	46,461	0.57%
Other operating fee	54,812	0.63%	38,739	0.48%
	428,016	4.9%	380,413	4.7%

Salaries, Commissions and Allowances

The absolute dollar amount of salaries, commissions and allowances increased $56,316 from $240,472 in three months ended June 30, 2007 to $296,788 for the corresponding period in 2008. The main reason for the increase is due to salary increases to compensate for the inflation rate in Hong Kong.

Legal and Professional Fees

Legal and professional fees increased by $308 from $12,225 in three months ended June 30, 2007 to $12,533 in the corresponding period in 2008. This professional services needed for compliance with SEC and other US regulatory requirements during the three months ended June 30, 2008 was consistent to the corresponding period in 2007.

Office Rental and Building Management Fees

Office rental decreased by $3,633 from $42,516 in fiscal three months ended June 30, 2007 to $38,883 in the corresponding period in 2008. This decrease is mainly due our office downsize as one of the remedies for cutting cost.

Management Fees

Management fees decreased by $21,461 from $46,461 in three months ended June 30, 2007 to $25,000 in the corresponding period in 2008. The management fees were paid for financial control advice, financial reporting assistance, business strategic advice and corporate finance advice. Management decided to decentralize operations. With the senior management team's functions being shifted to lower organization levels, our management fee has also decreased significantly.

Other General and Administration Expenses

Other general and administration expenses increased by $16,073 from $38,739 in three months ended June 30, 2007 to $54,812 in the corresponding period in 2008. The increase is largely contributed to an increase in audit fee for the current fiscal year.

Stock Options

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and all options must be exercised prior to March 31, 2011. In the fiscal year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years, which vest immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. The stock-based compensation expense recorded in the fiscal year end March 31, 2008 was $22,800 (2007: Nil) which was charged to the consolidated statements of operations. During the 3 month ended June, 2008, there was no stock based compensation expense.

Other operating income

	Three months ended June 30,
	2008	2007
	$	$

GDS Commission income	3,927	3,066
Refund written back	-	20,823
Management service income	11,899	8,735

	15,826	32,624

GDS Commission Income

Our commission income increased $861 from $3,066 in the three months ended June 30, 2007 to $3,927 in the corresponding period in 2008. The commission we received during the three months ended June 30, 2008 was consistent to the corresponding period in 2007.

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

Refund Written Back

During the three months ended June 30, 2008, there were no unclaimed refunds, compare with $20,823 refund written back for the corresponding period in 2007.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of our outstanding common stock. We have provided BSEL with management services on business operations and general travel industry knowledge since the fourth quarter of the fiscal year ended March 31, 2007. Management service income from BSEL was $8,735 in the three months ended June 30, 2007, compare to $11,899 in the corresponding period in 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	Three months ended June 30,
	2008	2007
	$	$

Gain on exchange	539	1,908
Interest income	1,211	4,066

	1,750	5,974

Exchange Gain

Exchange gain decreased from $1,908 for the three months ended June 30, 2007 to $539 in the corresponding period in 2008. This was attributable to reduced fluctuations of the Hong Kong Dollar against foreign currencies including the U.S. Dollar and the Thai Baht during the three months ended June 30 2008.

We pay overseas suppliers in their currency, and charge our customers in HK Dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize such gains or losses as "non-operational income or expense", since this is a non-operational item.

Interest Income

Interest income was $4,066 for the three months ended June 30, 2007, compared to $1,211 for the corresponding period in 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers this non-operational income. The decrease was due to a lower Hong Kong bank interest rate compare to the same period last year.

Interest Expense

Interest expense decreased from $14,101 for the three months ended June 30 2007 to $1,777 in the corresponding period in 2008. This was attributable to the fact that the outstanding principal balance on our loans from former shareholders was significantly reduced.

Net Loss

Net loss decreased by $51,958 from $73,145 for the three months ended June 30 2007 to $21,187 for the corresponding period in 2008. The decrease in loss was a combined effect of actions taken by the management to improve the group's performance.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from the sale and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of temporary loans. These agreements for continuing financial support are verbal. The temporary loan of $320,472 outstanding at June 30, 2008 was from our former shareholders. These temporary loans were unsecured with no fixed term of repayment. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash used in operating activities was $294,895 for the three months ended June 30, 2008, compared to net cash provided in operating activities of $173,898 from the corresponding period in 2007. The cash usage during the three months ended June 30, 2008 was mainly for the support of our sales revenue increase. Working capital increased $19,612 from $649,064 in the three months ended June 30, 2007 to $629,452 in the three months ended June 30, 2008.

Investing Activities

Net cash used by investing activities was $7,032 for the three months ended June 30, 2008, compare to net cash used of $5,859 for the corresponding period in 2007. The cash was mainly used for the purchase of new computer equipment and a computer software update.

Financing Activities

Net cash provided by financing activities was $324,068 for the three months ended June 30, 2008, compared to net cash of $13,663 used for the corresponding period in 2007. The cash was provided mainly from the temporary loan from shareholders.

Financing Our Capital Expenditures

During the next 12-18 months, the Company intends to implement its business plan for expanding into the China market. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China head office. We will subsequently open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2008, and the last three months ended June 30, 2007, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.6% of Baoshinn Corporation's outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	3 Months ended 30 June
			2008	2007
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(46,984)	(69,525)

		Management service income	(11,899)	(8,735)

		Purchase of air tickets and tour packages	47,942	26,497

		Loan interest paid	-	7,880

		Rent paid	385	8,063

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	766

Loans from shareholders represent temporary advances from certain present and former shareholders of the Company. The loans are unsecured and have no fixed terms of repayment. Interest is charged at the rate of 10% per annum.

Amounts due from/(to) related parties for working capital are as follows:

	At June 30	At June 30

	2008	2008
	$	$

Amount due from a shareholder	-	3,596

Amounts due to shareholders	320,472	560,604

The amount due from a shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 10% per annum, unsecured and have no fixed repayment terms.

Item 3.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 12a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosures controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were ineffective and were not adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

The deficiencies in the Company's controls and procedures related to the Company's income recognition policies. Previously, and during the period ending June 30, 2008, the Company recognized revenues when travel tickets and vouchers were delivered to customers. However, in some cases, the Company's customers are entitled to refunds even after tickets or vouchers are delivered. To avoid this problem and to use more appropriate accounting policies the Company has revised its revenue recognition policies to recognize income only when the customer actually travels. As discussed above, and in Note 19 to the financial statements the financial statements, contained in this amended Quarterly Report on Form 10-Q have been restated to reflect these new revenue recognition policies for the period ending June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Dated:  May 22, 2009

BAOSHINN CORPORATON

By: /s/ Sean Webster

Name:  Sean Webster

Title: President