Form 10-Q
period 2009-06-30
Baoshinn Corp
filed 2009-08-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2009: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Condensed Consolidated Statement of Operations (unaudited) for the six months ended June 30, 2009 and June 30, 2008

5

Unaudited Condensed Consolidated Statement of Financial Position at June 30, 2009 and December 31, 2008

6

Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and June 30, 2008

7

Notes to Consolidated Interim Financial Statements

8-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3. Quantitative and Qualitative Disclosure About Market Risks

40

Item 4T. Controls and Procedures

40

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

40

Item 1A. Risk Factors

41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

41

Item 3. Defaults Upon Senior Securities

41

Item 4. Submission of Matters to a Vote of Security

41

Item 5. Other Information

41

Item 6. Exhibits

42

Signatures

42

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2009 and 2008

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the six month ended June 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For 3 Months Ended June 30 unaudited		For 6 Months Ended June30, unaudited
	2009	2008	2009	2008
	$	$	$	$
Retail and Corporate revenue	5,361,701	8,526,280	11,682,222	17,281,421
Commission from travel booking services	42,688	43,300	113,027	63,533
Incentive commissions	58,461	142,450	123,167	246,510

Net sales	5,462,850	8,712,030	11,918,416	17,591,464
Cost of sales	(5,147,900)	(8,311,890)	(11,273,789)	(16,842,591)

Gross profit	314,950	400,140	644,627	748,873
Other operating income – Note 5	10,284	15,824	22,787	31,904
Depreciation	(6,809)	(9,110)	(14,210)	(20,459)
Administrative and other operating expenses	(328,570)	(428,018)	(663,420)	(934,560)

Loss from operations	(10,145)	(21,164)	(10,216)	(174,242)
Other non-operating income - Note 6	454	1,752	1,097	7,773
Interest expenses – Note 7	(579)	(1,777)	(637)	(2,146)

Loss before income taxes	(10,270)	(21,189)	(9,756)	(168,615)
Income taxes - Note 8	-	-	-	-

Net loss	(10,270)	(21,189)	(9,756)	(168,615)
Non-controlling interest	1,318	-	2,220	-

Net loss attributable to the Company	(8,952)	(21,189)	(7,536)	(168,615)

Loss per share of common stock – Note 4
- Basic	(0.042)cents	(0.099)cents	(0.035)cents	(0.758)cents
- Diluted	(0.042)cents	(0.099)cents	(0.035)cents	(0.758)cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000	22,230,258
- Diluted	21,400,000	21,400,000	21,400,000	22,230,258

See notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At June 30,	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets

Cash and cash equivalents	196,194	217,453
Accounts receivable	1,142,188	900,629
Amount due from a related party – Note 12	-	10,691
Deposits, prepaid expenses and other receivables – Note 9	911,286	940,238

Total Current Assets	2,249,668	2,069,011
Plant and equipment – Note 10	65,881	80,091

TOTAL ASSETS	2,315,549	2,149,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	1,318,915	1,103,390
Other payables and accrued liabilities – Note 11	182,060	276,601
Amounts due to related parties – Note 12	58,057	2,838

Total current liabilities	1,559,032	1,382,829

TOTAL LIABILITIES	1,559,032	1,382,829

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2009 - US$0.001
Authorized: 2009 – 200,000,000 shares
Issued and outstanding: 2009 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,766,763	1,766,763
Accumulated other comprehensive income	4,448	4,448
Accumulated deficit	(1,205,867)	(1,198,331)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	586,744	594,280
NON-CONTROLLING INTERESTS	169,773	171,993

TOTAL STOCKHOLDERS’ EQUITY	756,517	766,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,315,549	2,149,102

See notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 6 Months Ended June 30 unaudited
	2009	2008
	$	$
Cash flows from operating activities
Net loss	(9,756)	(168,615)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	14,210	20,459
Stock based compensation	-	22,800
Changes in operating assets and liabilities :
Accounts receivable	(241,559))	(503,153))
Deposits, prepaid expenses and other receivables	28,952	66,411
Accounts payable	215,525	345,308
Other payables and accrued liabilities	(94,541)	72,530

Net cash flows used in operating activities	(87,169)	(144,260)

Cash flows from investing activity
Acquisition of plant and equipment	-	(13,078)

Net cash flows used in investing activity	-	(13,078)

Cash flows from financing activities
Amounts due from related parties	10,691	-
Amounts due to related parties	55,219	217,887

Net cash flows provided by financing activities	65,910	217,887

Net (decrease)/increase in cash and cash equivalents	(21,259)	60,549
Effect of foreign currency translation on cash and cash equivalents	-	4,331
Cash and cash equivalents - beginning of period	217,453	200,116

Cash and cash equivalents - end of period	196,194	264,996

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	637	2,146
Income taxes	-	-

See notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction.  During the fiscal year ended June 30, 2006, the Company issued 5,000,000 restricted common shares at $0.01 per share for total cash consideration of $50,000.  On June 30, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”), a privately-held Hong Kong corporation, by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. During the year ended June 30, 2008, the Company issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Staff Redundancy

-

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty five (35) in June 2009. Six (6) of the thirty-five (35) staff members are non-operational staff (management and back office), the remaining twenty-nine (29) are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the forty eight (48) staff were non-operational and thirty-nine (39) were operational, plus the sales marketing staff.

-

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,897 in June 2009, representing a 33.4% decrease in office rental expense.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

-

With the senior management team's functions being shifted to lower organization levels. The Company was paying a monthly management fee of $11,538 in April 2008 (highest), compared to nil currently.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months or less.

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

During the six (6) months period ended June 30, 2009 and 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3 months ended 30/06

6 months ended 30/06

2009

2008

2009

2008

$

$

$

 $

  281

4,861

778

5,310

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Income Taxes (Continued)

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the six (6) months ended June 30, 2009.  As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Six months ended June 30,
	2009	2008
Quarter end HK$ : US$ exchange rate	7.751	7.801
Average quarterly HK$ : US$ exchange rate	7.751	7.800

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

The calculation of diluted weighted average common shares outstanding for the period ended June 30, 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	3 months ended June 30		6 months ended June 30
	2009	2008	2009	2008
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net loss	(8,952)	(21,189)	(7,536)	(168,615)

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	22,230,258
Effect of dilutive securities	-	-	-	-

Diluted weighted average shares[1]	21,400,000	21,400,000	21,400,000	22,230,258

Basic earnings/(loss) per share:	(0.042)cents	(0.099)cents	(0.035)cents	(0.758)cents

Diluted earnings/(loss) per share:	(0.042)cents	(0.099)cents	(0.035)cents	(0.758)cents

1 Due to the net loss in the period ended June 30 of 2009 and 2008, diluted shares used in the diluted EPS calculation represent basic shares for the period ended June 30 of 2009 and 2008. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the three and six months ended June 30, 2009 and 2008, respectively.

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

During the quarter ended June 30, 2009 and 2008, the Company did not record stock-based compensation.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Related parties transactions

A related party is generally defined as (i) any person that holds ten percent (10%) or more of the Company’s securities and their immediate families, (ii) the Group’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the financial and operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 will have a material impact on the unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 sets forth; (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Management has evaluated the period beginning July 1, 2009 through August 13, 2009, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the unaudited condensed consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  These disclosures are required for interim reporting periods ending after June 15, 2009.  The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have a material impact to the unaudited condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No.  140”.  SFAS No. 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date.  Management does not expect the adoption of SFAS No. 166 will have a material impact to the unaudited condensed consolidated financial statements,

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009.  This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles.  The Codification does not replace or affect guidance issued by the SEC or its staff.  After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.  Management is currently evaluating the impact of adopting SFAS No. 168 on the Group’s unaudited condensed consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	3 months ended June 30		6 months ended June 30
	2009	2008	2009	2008
	$	$	$	$

GDS commission income	504	3,925	712	5,575
Management service income	9,780	11,899	22,075	26,329

	10,284	15,824	22,787	31,904

6.

Other non-operating income

	3 months ended June 30		6 months ended June 30
	2009	2008	2009	2008
	$	$	$	$

Gain on exchange	402	541	790	1,515
Interest income	52	1,211	307	1,211
Sundry income	-	-	-	5,047

	454	1,752	1,097	7,773

7.

Interest expenses

	3 months ended June 30		6 months ended June 30
	2009	2008	2009	2008
	$	$	$	$

Interest expense	579	1,777	637	2,146

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended June 30, 2009 and 2008.

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No.109 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of June 30, 2009 and June 30, 2008.

.

9.

Deposits, prepaid expenses and other receivables

	At June 30	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$

Security deposits to suppliers [1]	745,820	772,247
Prepayments and other receivables	135,226	130,100
Utility, rental and other deposits	30,240	37,891

	911,286	940,238

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At June 30,	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	53,068	53,392
Office equipment	99,988	106,599

	153,056	159,991

Accumulated depreciation
Furniture and fixtures	21,990	17,462
Office equipment	65,185	62,438

	87,175	79,900

Net
Furniture and fixtures	31,078	35,930
Office equipment	34,803	44,161

	65,881	80,091

Depreciation expenses for the three (3) months ended 30 June, 2009 are $6,809 (three (3) months ended 30 June, 2008: $9,110).

Depreciation expenses for the January to June, 2009 are $14,210 (2008: $20,459).

11.

Other payables and accrued liabilities

	At June 30	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$
Sale deposits received	42,496	88,327
Accrued expenses	107,352	154,961
Other payables	32,212	33,313

	182,060	276,601

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At June 30,	At Dec 31,
	2009	2008
	(unaudited)	(audited)
	$	$
Amount due from shareholder	-	10,691

Amounts due to shareholders	58,057	2,838

The amount due from shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 5.5% (2008: 10%) per annum, unsecured and have no fixed repayment terms.

13.

Stock options

The Company has stock options plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee which is struck at US$0.35 per share. The exercise period of the options commenced on June 30, 2008 and will expire on June 30, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended June 30, 2009 and 2008 were nil, which was charged to the consolidated statements of operations and credited to contributed surplus.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$	(year)
Exercisable as of January 1, 2009	155,000	0.35	2.25

Exercisable as of June 30, 2009	155,000	0.35	1.75

The total intrinsic value during the quarter ended June 30, 2009 and 2008 were $nil as no options were exercised during the respective period.

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Six months period ended June 30,
	(unaudited)
	2009	2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	11%	13%

Details of the accounts receivable from the one customer with the largest receivable balances at June 30, 2009 and December 31, 2008 are as follows:

	Percentage of account receivable
	June 30, 2009	December 31,2008
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	18%	17%

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.

Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least sixty (60) days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $19,616 during six (6) months ended June 30, 2009 (six (6) months ended June 30, 2008: $22,486.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of June 30, 2009 are as follows:-

June 30	$

2010	72,145
2011	4,985

77,130

Rental expenses for the six (6) months ended 30 June, 2009 were $47,386 (six 6) months ended 30 June, 2008: $63,654).

17.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions:

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	3 Months ended June 30		6 Months ended June 30
			2009	2008	2009	2008
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(24,621)	(46,984)	(76,224)	(157,077)

		Management service income	(9,778)	(11,899)	(22,621)	(19,543)

		Purchase of air tickets and tour packages	27,603	47,942	64,472	48,192

		Rent paid	-	385	641	16,140

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

Change in fiscal year end

In 2008 the Company's fiscal year end was changed from March 30 to December 31. The current period financial statements cover a six (6) months period from January 1, 2009 to June 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have made a net loss of $7,536 for the six (6) months ended June 30, 2009 and a net loss since inception of $1,205,867. On June 30, 2009 we had cash on hand of $196,194. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the nine months ended December 31, 2008, which are included in annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Staff Redundancy

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty-five (35) in June 2009. Six (6) of the thirty-five (35) staff members are non-operational staff (management and back office), the remaining twenty-nine (29) are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the forty-eight (48) staff were non-operational and thirty-nine (39) were operational, plus the sales marketing staff.

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,897 in June 2009, representing a 33.4% decrease in office rental expense.

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

With the senior management team's functions being shifted to lower organization levels. The Company was paying a monthly management fee of $11,538 in April 2008 (highest), compare to nil currently.

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

Results of Operations for the three (3) months ended June 30, 2009 compared to three (3) months ended June 30, 2008.

Revenues

For the three (3) months ended June 30, 2009, the Company has experienced decrease in sales revenues due to the global economic contraction, although the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue decreased $3,249,180 or 37.3% from $8,712,030 for the three (3) months ended June 30, 2008 to $5,462,850 for the three (3) months ended June 30, 2009. The decrease is mainly due to the downturn of global economy. We generate our revenues primarily from retail and corporate business. For the three (3) months ended June 30, 2009, we derived 98.1%, 0.8% and 1.1% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. For the three (3) months ended June

30, 2008, we derived 97.9%, 0.5% and 1.6% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	3 Months ended June 30, 2009	3 months ended June 30, 2008

	$	$
Retail and Corporate revenue	5,361,701	8,526,280
Commission from travel booking services	42,688	43,300
Incentive commissions	58,461	142,450

Total revenue	5,462,850	8,712,030

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.2% of our revenue in the three (3) months ended June 30, 2009 and 95.4% of our revenues in the three (3) months ended June 30, 2008.

The table below sets forth the cost of sales for the periods indicated.

	3 months ended June 30, 2009	3 months ended June 30, 2008

Total revenue	5,462,850	8,712,030
Cost of sales	(5,147,900)	(8,311,890)

Gross profit	314,950	400,140

Gross Profit and Gross Profit Margin

Gross profit decreased $85,190 or 21.3% from $400,140 for the three (3) months ended June 30, 2008 to $314,950 for the three (3) months ended in June 30, 2009. The gross profit margin rate increased from 4.6% for the three (3) months ended June 30, 2008 to 5.8% for the three (3) months ended June 30, 2009. The increasing in profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines, which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the three (3) months ended June 30, 2009 were $328,570 or 6.0% of revenues, while the operating expenses for three (3) months ended June 30, 2008 were $428,018 or 4.8% of revenues. The decreases in dollar amount are mainly attributable to a cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	3 months ended June 30, 2009	% of Revenue	3 months ended June 30 2008	% of Revenue
Salaries, commission, allowance	238,879	4.4%	285,953	3.2%
Legal & Professional fees	9,726	0.2%	12,533	0.1%
Office Rental	23,697	0.4%	33,663	0.4%
Management fee	-	-	25,000	0.3%
Other operating expenses	56,268	1.0%	70,869	0.8%
	328,570	6.0%	428,018	4.8%

Salaries, Commissions and Allowances

Salary, commission and allowance for the three (3) months ended June 30, 2009 were $238,879 or 4.4% of revenues, while the Salary, commission and allowance for three (3) months ended June 30, 2008 were $285,953 or 3.2% of revenues. The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty-five (35) as at June 30, 2009.

Legal and Professional Fees

Legal & professional fees for the three (3) months ended June 30, 2009 were $9,726 or 0.2% of revenues, while the legal & professional fees for the three (3) months ended June 30, 2008 were $12,533 or 0.1% of revenues. The main reason for the decrease was the due to lack of activities and cost saving in legal expenses.

Office Rental and Building Management Fees

Office rental and building management fees for the three (3) months ended June 30, 2009 were $23,697 or 0.4% of revenues, while the Office rental and building management fees for three (3) months ended June 30, 2008 were $33,663 or 0.4% of revenues. The decrease is mainly attributable to reduction in office space.

Management Fees

There were no management fees for the three (3) months ended June 30, 2009 compared to the management fees for three (3) months ended June 30, 2008 which were $25,000 or 0.3% of revenues. During the three (3) months ended June 30, 2008, the management fees were paid for financial control advice, financial reporting assistance and business strategic advice. Under the cost cut scheme management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions were made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, management fee has been eliminated totally during the three (3) months ended June 30 2009.

Other General and Administration Expenses

Other expenses for the three (3) months ended June 30, 2009 were $59,268 or 1% of revenues, while other expenses for three (3) months ended June 30, 2008 were $70,869 or 0.8% of revenues. The decrease in other expenses is a result of our cost cut strategy implemented in all business units.

Other operating income

	3 months ended	3 months ended
	June 30, 2009	June 30, 2008
	$	$

Commission income	504	3,925
Management service income	9,780	11,899

	10,284	15,824

Commission Income

Commission income for the three (3) months ended June 30, 2009 were $504 compared to $3,925 for three (3) months ended June 30, 2008. During the three (3) months ended June 30, 2009, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commissions.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $9,780 in the three (3) months ended June 30, 2009, compared to $11,899 in the three (3) months ended June 30, 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	3 months ended June 30
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	402	541
Interest income	52	1,211

	454	1,752

Gain on exchange

The exchange gain was $402 for the three (3) months ended June 30, 2009 compared to $541 in the three (3) months ended June 30, 2008.

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

Interest Income

Interest income was $52 for the three (3) months ended June 30, 2009, compared to $1,211 for the three (3) months ended June 30, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Interest Expense

Interest expense was $579 for the three (3) months ended June 30, 2009, compared to $1,777 for the three (3) months ended June 30, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Our net loss was $8,952 for the three (3) months ended June 30, 2009, compared to net loss of $21,189 for the three (3) months ended June 30, 2008. The improvement in our performance despite the downturn in global economic conditions is mainly due to our business strategy change initiated from last year.

Results of Operations for the Six (6) Months ended June 30, 2009 compared to Six (6) Months ended June 30, 2008.

Revenues

Our revenue decreased $5,673,048 or 32.2% from $17,591,464 for the six (6) months ended June 30, 2008 to $11,918,416 for the six (6) months ended June 30, 2009. The decrease is mainly due to the downturn of global economy. We generate our revenues primarily from retail and corporate business. For the six (6) months ended June 30, 2009, we derived 98.1%, 0.9% and 1.0% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. For the six (6) months ended June 30, 2008, we derived 98.2%, 0.4% and 1.4% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	6 months ended June 30, 2009	6 months ended June 30, 2008

	$	$
Retail and Corporate revenue	11,682,222	17,281,421
Commission from travel booking services	113,027	63,533
Incentive commissions	123,167	246,510

Total revenue	11,918,416	17,591,464

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

Cost of Sales

Costs of sales are costs directly attributable to generating our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.6% of our revenue in the six (6) months ended June 30, 2009 and 95.7% of our revenues in the six (6) months ended June 30, 2008.

The table below sets forth the cost of sales for the periods indicated.

	6 months ended June 30, 2009	6 months ended June 30, 2008

Total revenue	11,918,416	17,591,464
Cost of sales	(11,273,789)	(16,842,591)

Gross profit	644,627	748,873

Gross Profit and Gross Profit Margin

Gross profit decreased $104,246 or 13.9% from $748,873 for the six (6) months ended June 30, 2008 to $644,627 for the six (6) months ended in June 30, 2009. The gross profit margin rate increased from 4.3% for the six (6) months ended June 30, 2008 to 5.4% for the six (6) months ended June 30, 2009. The increasing in profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines, which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the six (6) months ended June 30, 2009 were $663,420 or 5.6% of revenues, while the operating expenses for six (6) months ended June 30, 2008 were $934,560 or 5.3% of revenues. The decreases in dollar amount are mainly attributable to a cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	6 months ended June 30, 2009	% of Revenue	6 months ended June 30 2008	% of Revenue
Salaries, commission, allowance	485,908	4.1%	604,134	3.4%
Legal & Professional fees	20,065	0.2%	28,832	0.2%
Office Rental	47,386	0.4%	63,654	0.4%
Management fee	-		49,882	0.3%
Stock compensation expenses	-		22,800	0.1%
Other operating expenses	110,061	0.9%	165,258	0.9%
	663,420	5.6%	934,560	5.3%

Salaries, Commissions and Allowances

Salary, commission and allowance for the six (6) months ended June 30, 2009 were $485,908 or 4.1% of revenues, while the salary, commission and allowance for six (6) months ended June 30, 2008 were $601,134 or 3.4% of revenues. The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty-five (35) as at June 30, 2009.

Legal and Professional Fees

Legal & professional fees for the six (6) months ended June 30, 2009 were $20,065 or 0.2% of revenues, while the legal & professional fees for the six (6) months ended June 30, 2008 were $28,832 or 0.2% of revenues. The main reason for the decrease was the due to lack of activities and cost saving in legal expenses.

Office Rental and Building Management Fees

Office rental and building management fees for the six (6) months ended June 30, 2009 were $47,386 or 0.4% of revenues, while the Office rental and building management fees for the six (6) months ended June 30, 2008 were $63,654 or 0.4% of revenues. The decrease is mainly attributable to reduction in office space.

Management Fees

There was no management fees for the six (6) months ended June 30, 2009 compared to the management fees for the six (6) months ended June 30, 2008, which were $49,882 or 0.3% of revenues. During the six (6) months ended June 30, 2008, the management fees were paid for financial control advice, financial reporting assistance and business strategic advice. Under the cost cut scheme management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions were made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, all management fees were eliminated for the six (6) months ended June 30 2009.

Other General and Administration Expenses

Other expenses for the six (6) months ended June 30, 2009 were $110,061 or 0.9% of revenues, while other expenses for six (6) months ended June 30, 2008 were $165,258 or 0.9% of revenues. The decrease in other expenses is a result of our cost cut strategy implemented in all business units.

Stock Based Compensation

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee with an exercise price of US$0.35 per share. The exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the six (6) months ended June 30, 2009 and 2008 were nil and $22,800, respectively, which was charged to the consolidated statements of operations and credited to contributed surplus.

Other operating income

	6 months ended	6 months ended
	June 30, 2009	June 30, 2008
	$	$

Commission income	712	5,575
Management service income	22,075	26,329

	22,787	31,904

Commission Income

Commission income for the six (6) months ended June 30, 2009 were $712 compared to $5,575 for six (6) months ended June 30, 2008. During the six (6) months ended June 30, 2009, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commissions.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $22,075 in the six (6) months ended June 30, 2009, compared to $26,329 in the six (6) months ended June 30, 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	6 months ended June 30
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	790	1,515
Interest income	307	1,211
Sundry Income	-	5,047

	1,097	7,773

Gain on exchange

The exchange gain was $790 for the six (6) months ended June 30, 2009 compared to $1,515 in the six (6) months ended June 30, 2008.

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

Interest Income

Interest income was $307 for the six (6) months ended June 30, 2009, compared to $1,211 for the six (6) months ended June 30, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Sundry Income

Sundry income was $0 for the six (6) months ended June 30, 2009, compared to $5,047 for the six (6) months ended June 30, 2008.

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

Interest Expense

Interest expense was $637 for the six (6) months ended June 30, 2009, compared to $2,146 for the six (6) months ended June 30, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Our net loss was $7,536 for the six (6) months ended June 30, 2009, compared to net loss of $168,615 for the six (6) months ended June 30, 2008. The improvement in our performance despite the downturn in global economic conditions is mainly due to our business strategy change initiated from last year.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. The temporary loans outstanding due to our shareholders as of June 30, 2009 was $58,057. These temporary loans were unsecured with no fixed term of repayment during the six (6) months ended June 30, 2009. Interest was paid at the rate of 5.5% per annum during the six (6) months ended June 30, 2009 compare to 10% during the year ended December 31, 2008.

Operating Activities

Net cash used in operating activities was $87,169 for the six (6) months ended June 30, 2009, compared to net cash used in operating activities of $144,260 for the six (6) months ended June 30, 2008. The decreases in cash usage during operating activities are primarily due to better profit margin and better working capital management. For the six (6) months ended June 30, 2009, working capital increased $4,454 from $686,182 on December 31, 2008 to $690,636 on June 30, 2009.

Investing Activities

Net cash used in investing activities was $0 for the six (6) months ended June 30, 2009, compare to $13,078 for the six (6) months ended June 30, 2008. The company has no investment activity for the six (6) month end June 30, 2009. The cash used for the six (6) month ended June 30, 2008 was mainly for the purchase of new computer equipment and computer software for our new subsidiaries.

Financing Activities

Net cash provided by financing activities was $65,910 for the six (6) months ended June 30, 2009, compare to $217,887 for the six (6) months ended June 30, 2008. The decrease is mainly due to the decrease in the amount of shareholder short term loan. In accordance with our SEC registration statement effective on April 3, 2007, the Company issued 2,400,000 common shares at a price of $0.3 per share on September 28, 2007, which raised gross proceeds of $720,000 and net proceeds of $624,000. Part of the money raised was used to repay loans from former shareholders. The Company redeemed 2,500,000 common shares for $0 on December 30, 2007 and such shares were thereafter classified as authorized, but unissued. For the six (6) months ended June 30, 2009 there was no financing activities other than shareholder short term loan.

Financing Our Capital Expenditures

The Company was planning to implement its business plan for expanding into the China market. Due to the global economic down turn, the plan was on hold until we see an improvement in the business environment. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China headquarters. We subsequently plan to open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team will include the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the six (6) months ended June 30, 2009, and the six (6) months ended June 30, 2008, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the company. The loans are unsecured and have no fixed terms of repayment. Interest was charged at the rate of 5.5% per annum during the six (6) months ended June 30, 2009, compared to 10% for the year ended December 31, 2008.

Amounts due from/(to) related parties for working capital are as follows:

	At Mar 31	At Dec 31
	(unaudited)	(audited)
	2009	2008
	$	$

Amount due from a shareholder	-	10,691

Amounts due to shareholders	58,057	2,838

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.55% of Baoshinn Corporation's outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	6 months ended June 30
			2009	2008
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.55%	Sales of air tickets and tour packages	(76,224)	(157,077)

		Management service income	(22,621)	(19,543)

		Purchase of air tickets and tour packages	64,472	48,192

		Rent paid	641	16,140

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  August 13, 2009

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President