Form 10-Q
period 2009-09-30
Baoshinn Corp
filed 2009-11-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2009: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Condensed Consolidated Income Statement (unaudited) for the three months and the nine months ended September 30, 2009 and September 30, 2008

6

Unaudited Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008

            7

Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008

8

Notes to Consolidated Interim Financial Statements

9-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

29

Item 3. Quantitative and Qualitative Disclosure About Market Risks

42

Item 4T. Controls and Procedures

42

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

42

Item 1A. Risk Factors

42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 3. Defaults Upon Senior Securities

42

Item 4. Submission of Matters to a Vote of Security

42

Item 5. Other Information

43

Item 6. Exhibits

43

Signatures

43

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2009 and 2008

(Stated in US Dollars)

BAOSHINN CORPORATION

Unaudited

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGES

Unaudited Condensed Consolidated Income Statement

6

Unaudited Condensed Consolidated Balance Sheet

7

Unaudited Condensed Consolidated Statement of Cash Flows

8

Notes to Unaudited Condensed Consolidated Financial Statements

9 - 28

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the nine months ended September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For 3 Months Ended September 30 unaudited		For 9 Months Ended September 30, unaudited
	2009	2008	2009	2008
	$	$	$	$
Retail and Corporate revenue	6,558,580	9,366,334	18,240,802	26,647,755
Commission from travel booking services	29,835	55,603	142,862	119,136
Incentive commissions	58,927	108,258	182,094	354,768

Net sales	6,647,342	9,530,195	18,565,758	27,121,659
Cost of sales	(6,313,256)	(9,189,031)	(17,587,045)	(26,031,622)

Gross profit	334,086	341,164	978,713	1,090,037
Other operating income – Note 5	9,774	21,961	32,561	53,865
Depreciation	(6,929)	(9,512)	(21,139)	(29,971)
Administrative and other operating expenses	(316,175)	(420,660)	(979,595)	(1,355,220)

Profit/(Loss) from operations	20,756	(67,047)	10,540	(241,289)
Other non-operating income - Note 6	419	1,824	1,516	9,597
Interest expenses – Note 7	(295)	(4,121)	(932)	(6,267)

Profit/(Loss) before income taxes	20,880	(69,344)	11,124	(237,959)
Income taxes - Note 8	-	-	-	-

Net Profit/(Loss)	20,880	(69,344)	11,124	(237,959)
Non-controlling interest	(9,963)	1,438	(7,743)	1,438

Net Profit/(Loss) attributable to the Company	10,917	(67,906)	3,381	(236,521)

Earning/(Loss) per share of common stock – Note 4
- Basic	0.05 cents	(0.32) cents	0.02 cents	(1.1) cents
- Diluted	0.05 cents	(0.32) cents	0.02 cents	(1.1) cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000	21,400,000
- Diluted	21,400,000	21,400,000	21,400,000	21,400,000

See notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At September 30,	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets

Cash and cash equivalents	147,822	217,453
Accounts receivable	1,295,586	900,629
Amount due from a related party – Note 12	-	10,691
Deposits, prepaid expenses and other receivables – Note 9	933,176	940,238

Total Current Assets	2,376,584	2,069,011
Plant and equipment – Note 10	59,142	80,091

TOTAL ASSETS	2,435,726	2,149,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	1,354,926	1,103,390
Other payables and accrued liabilities – Note 11	229,905	276,601
Amounts due to related parties – Note 12	77,409	2,838

Total current liabilities	1,662,240	1,382,829

TOTAL LIABILITIES	1,662,240	1,382,829

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2009 - US$0.001
Authorized: 2009 – 200,000,000 shares
Issued and outstanding: 2009 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,766,763	1,766,763
Accumulated other comprehensive income	537	4,448
Accumulated deficit	(1,194,950)	(1,198,331)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	593,750	594,280
NON-CONTROLLING INTERESTS	179,736	171,993

TOTAL STOCKHOLDERS’ EQUITY	773,486	766,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,435,726	2,149,102

See notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 9 Months Ended September 30 Unaudited
	2009	2008
	$	$
Cash flows from operating activities
Net Profit/(loss)	3,381	(236,521)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	21,139	29,971
Loss on disposal of property and equipment	-	2,643
Stock based compensation	-	22,800
Non-controlling interest	7,743	(1,438)
Changes in operating assets and liabilities :
Accounts receivable	(394,957)	(478,771)
Deposits, prepaid expenses and other receivables	7,062	20,069
Accounts payable	251,536	251,949
Other payables and accrued liabilities	(46,696)	39,345

Net cash flows used in operating activities	(150,792)	(349,953)

Cash flows from investing activities
Incorporation of a subsidiary, net of cash	-	172,988
Proceeds of disposal of plant and equipment	-	8,875
Acquisition of plant and equipment	-	(44,106)

Net cash flows provided by investing activities	-	137,757

Cash flows from financing activities
Amounts due from related parties	10,691	(86,917)
Amounts due to related parties	74,571	283,716

Net cash flows provided by financing activities	85,262	196,799

Net decrease in cash and cash equivalents	(65,530)	(15,397)
Effect of foreign currency translation on cash and cash equivalents	(4,101)	7,983
Cash and cash equivalents - beginning of period	217,453	200,116

Cash and cash equivalents - end of period	147,822	192,702

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	932	6,267
Income taxes	-	-

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

Staff Redundancy

-

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 35 in June 2009. 6 of the 35 staff members are non-operational staff (management and back office), the remaining 29 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational and 39 were operational, plus the sales marketing staff.

-

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,897 in September 2009, representing a 33.4% decrease in office rental expense.

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

4.

Summary of significant accounting policies

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

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

During the reporting 9 Months ended September 30, 2009 and 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Advertising expenses

Advertising expenses are charged to expense as incurred.

3 months ended 30/09

9 Months ended 30/09

2009	2008	2009	2008
$	$	$	$
5,261	1,607	6,039	6,917

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”, (Formerly known as interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the 9 Months ended September 30, 2009.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Three months ended September 30,
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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.    Summary of significant accounting policies (Continued)

Basic and diluted earnings per share

The Company computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share” (Formerly known as Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”)), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the period ended September 30, 2009 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	3 months ended September 30		9 Months ended September 30
	2009	2008	2009	2008
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit/(loss)	10,917	(67,906)	3,381	(236,521)

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	-	-	-	-

Diluted weighted average shares[1]	21,400,000	21,400,000	21,400,000	21,400,400

Basic earnings/(loss) per share:	0.05 cents	(0.32) cents	0.02 cents	(1.1) cents

Diluted earnings/(loss) per share:	0.05 cents	(0.32) cents	0.02 cents	(1.1) cents

1 Due to the net loss in the period ended September 30 of 2009 and 2008, diluted shares used in the diluted EPS calculation represent basic shares for the period ended September 30 of 2009 and 2008. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the three and nine months ended September 30, 2009 and 2008, respectively.

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

During the quarter ended September 30, 2009 and 2008, the Company did not record stock-based compensation.

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

Recently issued accounting pronouncements

In December 2007, ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its unaudited condensed consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In May 2009, ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No.140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	3 months ended September 30		9 Months ended September 30
	2009	2008	2009	2008
	$	$	$	$

GDS commission income	-	336	712	5,911
Management service income	9,774	21,625	31,849	47,954

	9,774	21,961	32,561	53,865

6.

Other non-operating income

	3 months ended September 30		9 Months ended September 30
	2009	2008	2009	2008
	$	$	$	$

Gain on exchange	255	1,824	1,045	3,339
Interest income	164	-	471	1,211
Sundry income	-	-	-	5,047

	419	1,824	1,516	9,597

7.

Interest expenses

	3 months ended September 30		9 Months ended September 30
	2009	2008	2009	2008
	$	$	$	$

Interest expense	295	4,121	932	6,267

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended September 30, 2009 and 2008.

No provision for Hong Kong profits tax has been made for any of the year presented as the Group does not have any assessable profits during the period.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Income taxes (Continued)

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows FASB Accounting Standard Codification Topic 740- (ASC 740) “Income taxes”, (Formerly known as Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.”) ASC 740 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of September 30, 2009 and September 30, 2008.

.

9.

Deposits, prepaid expenses and other receivables

	At September 30	At Dec 31
	2009	2008
	(unaudited)	(audited)
	$	$

Security deposits to suppliers [1]	724,777	772,247
Prepayments and other receivables	175,633	130,100
Utility, rental and other deposits	32,766	37,891

	933,176	940,238

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At September 30,	At December 31
	2009	2008
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	53,068	53,392
Office equipment	99,988	106,599

	153,056	159,991

Accumulated depreciation
Furniture and fixtures	24,416	17,462
Office equipment	69,498	62,438

	93,914	79,900

Net
Furniture and fixtures	28,652	35,930
Office equipment	30,490	44,161

	59,142	80,091

Depreciation expenses for the 3 months ended 30 September, 2009 are $6,929 (3 months ended 30 September, 2008: $9,512).

Depreciation expenses for the January to September, 2009 are $21,139 (2008: $29,971).

11.

Other payables and accrued liabilities

	At September 30	At December 31
	2009	2008
	(unaudited)	(audited)
	$	$
Sale deposits received	56,808	88,327
Accrued expenses	87,184	154,961
Other payables	85,913	33,313

	229,905	276,601

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At September 30	At December 31
	2009	2008
	(unaudited)	(audited)
	$	$
Amount due from shareholder	-	10,691

Amounts due to shareholders	77,409	2,838

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended September 30, 2009 and 2008 were nil, which was charged to the consolidated statements of operations and credited to contributed surplus.

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$	(year)
Exercisable as of January 1, 2009	155,000	0.35	2.25

Exercisable as of September 30, 2009	230,000	0.35	1.50

The total intrinsic value during the quarter ended September 30, 2009 and 2008 were zero as no options were exercised during the respective period.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Nine months period ended September 30,
	(unaudited)
	2009	2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	11%	13%

Details of the accounts receivable from the one customer with the largest receivable balances at September 30, 2009 and December 31, 2008 are as follows:

	Percentage of account receivable
	September 30, 2009	December 31,2008
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	10%	17%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $28,123 during 9 Months ended 30 September, 2009 (9 Months ended 30 September, 2008: $33,437.)

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of September 30, 2009 are as follows:-

September 30	$

2010	68,560
2011	49,852

118,412

Rental expenses for the 9 Months ended 30 September, 2009 were $71,070 (9 Months ended 30 September, 2008: $89,906).

17.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions.

Related party	Nature of relationship and control	Description of transactions	3 Months ended September 30		9 Months ended September 30
			2009	2008	2009	2008
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(32,860)	(29,240)	(62,870)	(118,380)

		Management service income	(9,778)	(10,715)	(31,851)	(37,046)

		Purchase of air tickets and tour packages	19,625	16,530	84,407	137,062

		Rent paid	-	256	-	1,026

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Segment Information

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” (Formerly known as SFAS No.131, Disclosures about Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

For management purposes, the Group is regarded as a single segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. Accordingly, no geographical segment information is presented.

19.

Subsequent Events

We have evaluated significant events and transactions that occurred from October 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Unaudited Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

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

Change in fiscal year end

In 2008 the Company's fiscal year end was changed from March 30 to December 31. The current period financial statements cover a nine (9) month period from January 1, 2009 to September 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have made a net profit of $3,381 for the nine (9) months ended September 30, 2009 and a net loss since inception of $1,194,950. On September 30, 2009 we had cash on hand of $147,822. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor's report on our consolidated financial statements for the nine months ended December 31, 2008, which are included in our annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company's shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Staff Redundancy

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 35 in June 2009. 6 of the 35 staff members are non-operational staff (management and back office), the remaining 29 are operational, plus the sales and marketing staff. In comparison to May, 2008, nine (9) of the 48 staff were non-operational and 39 were operational, plus the sales marketing staff.

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month for the period ending September 30, 2008 to $7,897 per month for the period ending September 30, 2009, which represents a 33.4% decrease in office rental expense.

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

With the senior management team's functions being shifted to lower organization levels. The Company reduced its monthly management fee from $11,538 in April 2008 (highest) to zero in September, 2009.

Business Strategy

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same route. The Company, as a travel agency, is dependent on airline commissions and market conditions for ticket prices. The more competition, the less profit we can earn.

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

Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's shareholders have provided verbal agreements that they will provide continuing financial support to the Company in the form of a temporary loan.

Results of Operations for the three (3) months ended September 30, 2009 compared to three (3) months ended September 30, 2008.

Revenues

For the three (3) months ended September 30, 2009, we have experienced a decrease in sales revenues due to the global economic contraction, although we were recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. We have also been appointed as a first tier agent for two additional airlines, HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China's second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue decreased $2,882,853 or 30.2% from $9,530,195 for the three (3) months ended September 30, 2008 to $6,647,342 for the three (3) months ended September 30, 2009. The decrease is mainly due to the downturn of the global economy. We generate our revenues primarily from retail and corporate business. For the three (3) months ended September 30, 2009, we derived 98.7%, 0.4% and 0.9% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively. For the three (3) months ended September 30, 2008, we derived 98.3%, 0.6% and 1.1% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	3 Months ended September 30, 2009	3 months ended September 30, 2008

	$	$
Retail and Corporate revenue	6,558,580	9,366,334
Commission from travel booking services	29,835	55,603
Incentive commissions	58,927	108,258

Total revenue	6,647,342	9,530,195

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

Cost of Sales

Costs of sales are costs directly attributable to generating our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales were 94.9% of our revenue in the three (3) months ended September 30, 2009 and 96.4% of our revenues in the three (3) months ended September 30, 2008.

The table below sets forth the cost of sales for the periods indicated.

	3 months ended September 30, 2009	3 months ended September 30, 2008

Total revenue	6,647,342	9,530,195
Cost of sales	(6,313,256)	(9,189,031)

Gross profit	334,086	341,164

Gross Profit and Gross Profit Margin

Gross profit decreased $7,078 or 2.1% from $341,164 for the three (3) months ended September 30, 2008 to $334,086 for the three (3) months ended in September 30, 2009. The gross profit margin rate increased from 3.6% for the three (3) months ended September 30, 2008 to 5.0% for the three (3) months ended September 30, 2009. The increase in profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines, which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the three (3) months ended September 30, 2009 were $316,175 or 4.8% of revenues, while the operating expenses for three (3) months ended September 30, 2008 were $420,660 or 4.4% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	3 months ended September 30, 2009	% of Revenue	3 months ended September 30 2008	% of Revenue
Salaries, commission, allowance	191,389	2.9%	277,191	2.9%
Legal & Professional fees	9,720	0.1%	8,858	0.1%
Office Rental	23,684	0.4%	26,252	0.3%
Management fee	-	-	17,335	0.2%
Other operating expenses	91,382	1.4%	91,024	0.9%
	316,175	4.8%	420,660	4.4%

Salaries, Commissions and Allowances

Salary, commission and allowance for the three (3) months ended September 30, 2009 were $191,389 or 2.9% of revenues, while the Salary, commission and allowance for three (3) months ended September 30, 2008 were $277,191 or 2.9% of revenues. The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty-five (35) as at September 30, 2009.

Legal and Professional Fees

Legal and professional fees for the three (3) months ended September 30, 2009 were $9,720 or 0.1% of revenues, while the legal & professional fees for the three (3) months ended September 30, 2008 were $8,858 or 0.1% of revenues. The expense is consistent with last year.

Office Rental and Building Management Fees

Office rental and building management fees for the three (3) months ended September 30, 2009 were $23,684 or 0.4% of revenues, while the Office rental and building management fees for three (3) months ended September 30, 2008 were $26,252 or 0.3% of revenues. The expense is consistent with last year.

Management Fees

We paid no management fees for the three (3) months ended September 30, 2009 compared to the $17,335 in management fees we paid in the three (3) months ended September 30, 2008. During the three (3) months ended September 30, 2008, the management fees were paid for financial control advice, financial reporting assistance and business strategic advice. Under the cost cutting scheme management decided to decentralize operations in our main wholesale business division and corporate division. Business decisions were made on a lower level within the business division instead of through a senior management team. Management expects that decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, management fees were totally eliminated during the three (3) months ended September 30 2009.

Other General and Administration Expenses

Other expenses for the three (3) months ended September 30, 2009 were $91,382 or 1.4% of revenues, while other expenses for three (3) months ended September 30, 2008 were $91,024 or 0.9% of revenues. The expense is consistent with last year.

Other operating income

	3 months ended	3 months ended
	September 30, 2009	September 30, 2008
	$	$

Commission income	0	336
Management service income	9,774	21,625

	9,774	21,961

Commission Income

Commission income for the three (3) months ended September 30, 2009 were $0 compared to $336 for the three (3) months ended September 30, 2008. During the three (3) months ended September 30, 2009, our number of tickets booked through a commission booking system reached the target, which resulted in no commissions for that period.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the Company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $9,774 during the three (3) months ended September 30, 2009, compared to $21,625 in the three (3) months ended September 30, 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	3 months ended September 30
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	255	1,824
Interest income	164	-

	419	1,824

Gain on exchange

The exchange gain was $255 for the three (3) months ended September 30, 2009 compared to $1,824 for the three (3) months ended September 30, 2008.

We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize such gains or losses as "non-operational income or expense", as this is not from operations.

Interest Income

Interest income was $164 for the three (3) months ended September 30, 2009, compared to $0 for the three (3) months ended September 30, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Interest Expense

Interest expense was $295 for the three (3) months ended September 30, 2009, compared to $4,121 for the three (3) months ended September 30, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Our net profit was $10,917 for the three (3) months ended September 30, 2009, compared to net loss of $67,906 for the three (3) months ended September 30, 2008. The improvement in our performance despite the downturn in global economic conditions is mainly due to our business strategy change which we initiated last year.

Results of Operations for the Nine (9) months ended September 30, 2009 compared to Nine (9) months ended September 30, 2008.

Revenues

Our revenue decreased $8,555,901 or 31.5% from $27,121,659 for the Nine (9) months ended September 30, 2008 to $18,565,758 for the Nine (9) months ended September 30, 2009. The decrease is mainly due to the downturn of the global economy. We generate our revenues primarily from retail and corporate travel business. For the Nine (9) months ended September 30, 2009, we derived 98.2%, 0.8% and 1.0% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions, respectively. For the Nine (9) months ended September 30, 2008, we derived 98.3%, 0.4% and 1.3% of our revenues from our retail & corporate clients, commission from travel booking services and airline incentive commissions, respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	9 months ended September 30, 2009	9 months ended September 30, 2008

	$	$
Retail and Corporate revenue	18,240,802	26,647,755
Commission from travel booking services	142,862	119,136
Incentive commissions	182,094	354,768

Total revenue	18,565,768	27,121,659

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

Cost of Sales

Costs of sales are costs directly attributable to generating our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.7% of our revenue in the Nine (9) months ended September 30, 2009 and 95.9% of our revenues in the Nine (9) months ended September 30, 2008.

The table below sets forth the cost of sales for the periods indicated.

	9 months ended September 30, 2009	9 months ended September 30, 2008

Total revenue	18,565,758	27,121,659
Cost of sales	(17,587,045)	(26,031,622)

Gross profit	978,713	1,090,037

Gross Profit and Gross Profit Margin

Gross profit decreased $111,324 or 10.2% from $1,090,037 for the Nine (9) months ended September 30, 2008 to $978,713 for the Nine (9) months ended in September 30, 2009. The gross profit margin rate increased from 4.0% for the Nine (9) months ended September 30, 2008 to 5.3% for the Nine (9) months ended September 30, 2009. The increase in profit margin shows the positive effect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines, which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the Nine (9) months ended September 30, 2009 were $979,595 or 5.3% of revenues, while the operating expenses for Nine (9) months ended September 30, 2008 were $1,355,220 or 5.0% of revenues. The decreases in dollar amount are mainly attributable to a cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	9 months ended September 30, 2009	% of Revenue	9 months ended September 30 2008	% of Revenue
Salaries, commission, allowance	624,025	3.3%	846,391	3.2%
Legal & Professional fees	29,786	0.2%	37,690	0.1%
Office Rental	71,070	0.4%	89,906	0.3%
Management fee	-	-	67,217	0.2%
Stock compensation expenses	-	-	22,800	0.1%
Other operating expenses	254,714	1.4%	291,216	1.1%
	979,595	5.3%	1,355,220	5.0%

Salaries, Commissions and Allowances

Salary, commission and allowance for the Nine (9) months ended September 30, 2009 were $624,025 or 3.3% of revenues, while the salary, commission and allowance for Nine (9) months ended September 30, 2008 were $846,391 or 3.2% of revenues. The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from forty-eight (48) in May 2008 (highest) to thirty-five (35) as of September 30, 2009.

Legal and Professional Fees

Legal & professional fees for the Nine (9) months ended September 30, 2009 were $29,786 or 0.2% of revenues, while the legal & professional fees for the Nine (9) months ended September 30, 2008 were $37,690 or 0.1% of revenues. The main reason for the decrease was the due to lack of activities and cost saving in legal expenses.

Office Rental and Building Management Fees

Office rental and building management fees for the Nine (9) months ended September 30, 2009 were $71,070 or 0.4% of revenues, while the Office rental and building management fees for the Nine (9) months ended September 30, 2008 were $89,906 or 0.3% of revenues. The decrease is mainly attributable to reduction in office space.

Management Fees

There was no management fees for the Nine (9) months ended September 30, 2009 compared to the management fees for the Nine (9) months ended September 30, 2008, which were $67,217 or 0.2% of revenues. During the Nine (9) months ended September 30, 2008, the management fees were paid for financial control advice, financial reporting assistance and business strategic advice. Under the cost cut scheme management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions were made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, all management fees were eliminated for the Nine (9) months ended September 30 2009.

Other General and Administration Expenses

Other expenses for the Nine (9) months ended September 30, 2009 were $254,714 or 1.4% of revenues, while other expenses for Nine (9) months ended September 30, 2008 were $281,216 or 1.1% of revenues. The decrease in other expenses is a result of our cost cut strategy implemented in all business units.

Stock Based Compensation

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment the Company may issue vested or non-vested stock options to an employee with the term and exercise price to be determined by the Company.

To date options to purchase 330,000 shares have been issued under the stock option plan. These options have an exercise price of $.35 per share and the exercise period commenced on March 31, 2008 and it expires on March 31, 2011. The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the Nine (9) months ended September 30, 2009 and 2008 were zero and $22,800, respectively. These expenses were charged to the consolidated statements of operations and credited to contribute surplus.

Other operating income

	9 months ended	9 months ended
	September 30, 2009	September 30, 2008
	$	$

Commission income	712	5,911
Management service income	31,849	47,954

	32,561	53,865

Commission Income

Commission income for the Nine (9) months ended September 30, 2009 were $712 compared to $5,911 for Nine (9) months ended September 30, 2008. During the Nine (9) months ended September 30, 2009, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commissions.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited ("BSEL"). BSEL currently holds 38.55% of the company's outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $31,849 in the Nine (9) months ended September 30, 2009, compared to $47,954 in the Nine (9) months ended September 30, 2008.

The Company recognizes the management service as "other operating income", as the Company's management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company's operations.

Other non-operating income

	9 months ended September 30
	2009	2008
	(unaudited)	(unaudited)
	$	$

Gain on exchange	1,045	3,339
Interest income	471	1,211
Sundry Income	-	5,047

	1,516	9,597

Gain on exchange

The exchange gain was $1,045 for the Nine (9) months ended September 30, 2009 compared to $3,339 in the Nine (9) months ended September 30, 2008.

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

Interest Income

Interest income was $471 for the Nine (9) months ended September 30, 2009, compared to $1,211 for the Nine (9) months ended September 30, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Sundry Income

Sundry income was $0 for the Nine (9) months ended September 30, 2009, compared to $5,047 for the Nine (9) months ended September 30, 2008.

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

Interest Expense

Interest expense was $932 for the Nine (9) months ended September 30, 2009, compared to $6,267 for the Nine (9) months ended September 30, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Profit

Our net profit was $3,381 for the Nine (9) months ended September 30, 2009, compared to net loss of $236,521 for the Nine (9) months ended September 30, 2008. The improvement in our performance despite the downturn in global economic conditions is mainly due to our business strategy change initiated from last year.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. Our primary sources of capital have been from the sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company's former shareholders agreed to provide continuing financial support to the Company in the form of temporary loans. The agreements for continuing financial support are verbal. The temporary loans from our shareholders which were outstanding as of September 30, 2009 had an outstanding balance of $77,409. These temporary loans are unsecured and have no fixed term of repayment. Interest on these loans was paid at the rate of 5.5% per annum during the Nine (9) months ended September 30, 2009 compared to 10% per annum during the year ended December 31, 2008.

Operating Activities

Net cash used in operating activities was $150,792 the nine (9) months ended September 30, 2009, compared to net cash used in operating activities of $210,823 for the nine (9) months ended September 30, 2008. The decrease in cash usage during operating activities is primarily due to better profit margin and better working capital management. For the nine (9) months ended September 30, 2009, working capital increased $28,162 from $686,182 on December 31, 2008 to $714,344 on September 30, 2009.

Investing Activities

Net cash provided by investing activities was $0 for the nine (9) months ended September 30, 2009, compared to $137,757 for the nine (9) months ended September 30, 2008. The Company had no investment activity for the nine (9) month period ending September 30, 2009. The cash provided by minority shareholders for the nine (9) months ended September 30, 2008 was mainly used for the purchase of new computer equipment and computer software for our new subsidiaries.

Financing Activities

Net cash provided by financing activities was $85,262 for the nine (9) months ended September 30, 2009, compared to $196,799 for the nine (9) months ended September 30, 2008. For the Nine (9) months ended September 30, 2009 there was no financing activities other than short terms loans from shareholders.

Financing Our Capital Expenditures

The Company had planned to expand into the China market. Due to the global economic downturn, those plans have been placed on hold until we see an improvement in the business environment. The initial investment for our expansion into China is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenditures are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 will be required as the working capital for the Shanghai office.

The new flagship company will be registered in Shanghai and will serve as our China headquarters. We subsequently plan to open branch offices in Beijing, Guangzhou, Chongqing and Kunming.

As a marketing tool, an "On-line travel" business team will be set up in Shanghai. The team will include the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the Nine (9) months ended September 30, 2009, and the Nine (9) months ended September 30, 2008, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

Loans from shareholders represent temporary advances from certain present and former shareholders of the Company. The loans are unsecured and have no fixed terms of repayment. Interest was charged at the rate of 5.5% per annum during the Nine (9) months ended September 30, 2009, compared to 10% per annum for the year ended December 31, 2008.

Amounts due from/(to) related parties for working capital are as follows:

	At Mar 31	At Dec 31
	(unaudited)	(audited)
	2009	2008
	$	$

Amount due from a shareholder	-	10,691

Amounts due to shareholders	77,409	2,838

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited ("BSEL"). BSEL holds 38.55% of Baoshinn Corporation's outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	9 months ended September 30
			2009	2008
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.55%	Sales of air tickets and tour packages	(62,870)	(118,380)

		Management service income	(31,851)	(37,046)

		Purchase of air tickets and tour packages	84,407	137,062

		Rent paid	-	1,026

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  November 12, 2009

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President