Form 10-K
period 2009-12-31
Baoshinn Corp
filed 2010-03-30
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to __________________

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
Registrant‘s telephone number, including area code: (852) 2815-1355

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]

Accelerated filer [  ]

Non-accelerated filer [ ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|  | Yes   | X | No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

6,550,000 common shares @ $0.02* = $131,000

*Average of bid and ask closing prices on June 30, 2009.

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

21,400,000 common shares issued and outstanding as of March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Baoshinn Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

Baoshinn Corporation was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. Prior to our identification of Bao Shinn International Express (“BSIE”) as an acquisition target, our only business activity was organizational activities.

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

5.

It employs at each office at least one manager with two years’ relevant experience and another full-time staff member.

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

Hotel/Accommodation Arrangement

We provide accommodation arrangements through our Hotel Division, which enables our customer to make advance arrangements throughout their tour. We have the capability to provide hotel reservations to any hotel in the world.

Inbound Division

We provide local support and accommodation for inbound travelers to Hong Kong through our strategic alliances and relationships with local hotels and transportation companies. We provide hotel reservations, transportation, tour guides, optional tour and entrance tickets for playground and Disneyland in Hong Kong. Our current customers mostly come from the Asia Pacific regions, including China, Japan and Taiwan, also chartered customers from Europe and North America. Our staff will concentrate on China Inbound travel and Disneyland Resort Tours as we hope to capitalize on the domestic travel market in China.

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

Operation

BSIE’s headquarters is located in Kowloon, Hong Kong. The office lease is for a term of six (6) years, and it commenced on January 1, 2010. On January 2, 1020 the lease was renewed for another 2 years, and that extension will expire on December 31, 2011. Bao Shinn Holiday Limited (“BSHL”), which is one o the Company’s subsidiaries (55% owned), is located in Central Hong Kong, and its office lease for a twelve (12) year term commencing on July 28 2008.

BSIE has 19 employees, and BSHK has 11 employees as of the end of 2010.

BSIE is a member of the Travel Industry Council of Hong Kong (TIC) and the Hong Kong Outbound Tour Operator’s Association (OTOA). To maintain memberships with these organizations, we are required to comply with the agencies’ regulations, which demand a high standard of professionalism in the travel industry and to protect the interests of our customers.

Ordinary Membership of the TIC shall meet the following criteria:

Our goal is to capture an all-encompassing market that will include the inbound/outbound markets for travel services in Hong Kong, China and around the world. We believe that we can compete on the retail, wholesale and corporate levels of the travel industry using this all-encompassing approach.

Market Overview

The travel industry has become a significant driving force in Hong Kong’s economy. This includes inbound as well as outbound business, as evidenced by the following facts, trends and future estimates.

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

Source:  Hong Kong Tourism Board, April, 2008

•

The economy of China has been expanding dramatically since the 1990’s. The number of travelers continues to increase as well as their spending power. Overall spending by Mainland China Visitors has been increased steadily in the past five years. Source: Hong Kong Tourism Board.

•

Besides traveling outside China, the domestic travel market in Mainland China has been growing rapidly. With Baoshinn’s new sales representative offices we plan to tap into this increasing demand.

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

•

Starting in July, 2002, Mainland China Visitors were allowed to exchange foreign currencies freely in unlimited amounts with commercial banks. In January 2005, the Chinese Government increased the cash limit that may be carried by visitors from Mainland China to Hong Kong from US$749 to US$2,497 (RMB 6,000 to RMB 20,000). (Exchange Rate: US$1:RMB8.01).

The “Quota System” was cancelled in January 2002 for traveling from PRC to Hong Kong. New “Travel Permits” for Mainland China Visitors was established in May 2002. New Permits are valid for 5 years with multi-purposes entries, including leisure and business visits; unlike the prior permits, which were only valid for business visits. Transit Travel Permits allow Chinese citizens to stay in Hong Kong for a maximum of 7 days. Business Travel Permits have been gradually replaced by Multi-purpose Permits, which offers more flexibility and ease of use. For visitors from the Mainland, the flexibility and convenience offered by IVS travel encourages them to make more frequent and short-stay visits to Hong Kong.

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

•

We will work to take advantage of the IVS and the spectacular growth in China’s economy.

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

•

We plan to increase our coverage and our presence in China through the development of five representative sales offices in each of the five China regions, result in a total of 20 representative sales offices in China. This “well-organized network” is our planned branch in the People’s Republic of China. This will be a network that, based on the experience of our officers and directors, we plan on being well organized and efficient. We plan to set up our network in the People’s Republic of China through the retail chain which will not only contact the customer, but will also deal with the local travel companies in China to expand the sales network.

•

We plan to operate in a retail chain store format to enlarge our customer base and provide more comprehensive services in Mainland China. This “retail chain” means the company will open the branch to serve the direct customer of the Chinese agents. Currently, we provide our services to travel agencies who further sell our product to direct customers.

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

•

Reasons for E-ticket being “not a growing trend in Greater China Region on consumer end”.

•

Online credit card usage is still not prevailing in Greater China due to insecurity and fraud. In general, people’s attitude towards the use of credit cards is different in western developed countries, where the citizens are more accustomed to shopping with credit cards.

•

Fewer people in China have credit cards.

•

As a developing country, consumers in China are not confident in internet transactions. They are more likely to accept physical human contact, or a paper ticket where they can see what they get.

Regarding the methods of competition in our industry, we release the authority to the front line staff to negotiate the deal with customers, while our competitors have more formal channels they must go through to make a decision. Thus, our turnaround is faster than our competition and more efficient.

Our competitor’s advantage is that their financial background is stronger than ours.

Our main advantage is our relatively small size which allows us to be more flexible and respond to market changes more rapidly.

Employees

We have approximately 30 employees in Hong Kong.

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

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

We may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital.

CONTROL BY MANAGEMENT.

Management currently owns the majority of the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●

Election of the board of directors;

●

Removal of any directors;

●

Amendment of the Company‘s certificate of incorporation or bylaws; and

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

DOING BUSINESS IN CHINA IS SUBJECT TO LEGAL RISKS AND POLITICAL AND ECONOMIC CHANGES OVER WHICH WE HAVE NO CONTROL.

We plan to develop our business in China so China‘s policies will affect our growth.

While China‘s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China‘s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in the People‘s Republic of China may hamper our ability to remit income to the United States.

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

CURRENCY FLUCTUATIONS CAN CAUSE US SIGNIFICANT LOSSES.

Some of our costs are denominated in Chinese Renmenbi. Changes in the exchange rate between the Chinese Renminbi (“RMB”) and the United States dollars (“US$”) and Hong Kong dollars (“HK$”) may affect our costs of sales and operating margins. Some of our sales are also denominated in RMB.

Fluctuations in the value of the RMB could materially affect our financial condition and results of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As some of our net revenue is denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.

Penny stocks are stock:

•

with a price of less than $5.00 per share;

•

that are not traded on a “recognized” national exchange;

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as long as it is subject to the penny stock rules. In addition, holders of our shares may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$3,107	01/01/2010 - 12/31/2011	Bao Shinn International Express

Tak Shing Investment Co. Ltd.	Room 208 Tak shing House. 20 Des Voeux Road Central, Hong Kong	$4,985	28/07/2008 - 27/07/2010	Bao Shinn Holidays Limited

Twelve Months Ending December 31:	Future Minimum Lease Payments $
December 31, 2010	29,911
December 31, 2011	-

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

ITEM 3.  LEGAL PROCEEDINGS.

We may be subject to litigation from time to time as a result of our normal business operations. Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER

  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN”. The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2009, was $0.02.

National Association of Securities Dealers OTC Bulletin Board*

Quarter End	High	Low
June 30, 2007	-	-
September 30, 2007	.07	.07
December 31, 2007	.21	.21
March 31, 2008	.40	.30
June 30, 2008	.39	.10
September 30, 2008	.10	.07
December 31, 2008	.21	.07
March 31, 2009	.21	.21
June 30, 2009	.21	.02
September 30, 2009	.02	.02
December 31, 2009	.02	.02
*

Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

(b)

HOLDERS. As of December 31, 2009, we had approximately 27 shareholders of record who held 21,400,000 shares of the Company‘s common stock. This figure does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2009, there are approximately 75 beneficial owners of our Common Stock, when these shareholders are considered.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Change in fiscal year end

In fiscal 2008 the Company’s fiscal year end was changed from March 31 to December 31. The financial statements for that period were for nine months from April 1, 2008 to December 31, 2008.  These audited financial statements are not entirely comparable to our current audit report, which cover a period of twelve months from January 1, 2009 to December 31, 2009. For the purpose of this Management Discussion and Analysis we compare our current year ended December 31, 2009 to the twelve months ended December 31, 2008, however, the financial statements for the year ended December 31, 2008 are unaudited.

Results of operations for the year ended December 31, 2009 compared to year ended December 31, 2008

	Year ended	Year ended
	December 31, 2009	December 31, 2008
	(audited)	(unaudited)
	$	$

Retail and Corporate revenue	23,912,150	33,460,124
Commission from travel booking services	156,544	133,350
Incentive commissions	239,045	408,847

	24,307,739	34,002,321

Cost of sales	23,008,756	32,606,946

Gross profit	1,298,983	1,395,375
Other operating income	54,984	73,805
Depreciation	(27,821)	(40,215)
Administrative and other operation expenses	(1,298,752)	(1,594,494)

Income/(Loss) from operations	27,394	(165,529)
Other non-operating income/(expenses)	1,149	16,287
Interest expenses	(1,230)	(8,452)

Loss before income tax	27,313	(157,694)
Income tax	(6,176)	-
Minority interest	(15,978)	2,171

Net Income/(loss) from continuing operations	5,159	(155,523)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net income of $5,159 for the year ended December 31, 2009 and a net loss since inception of $1,193,172. On December 31, 2009 we had cash on hand of $260,155. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company’s shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

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

Staff Redundancy

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 30 in December 2009. As of December 2009, 9 of the 30 staff members are non-operational staff (management and back office), and the remaining 21 are operational, plus the sales and marketing staff. In comparison in May, 2008, 9 of the 48 staff were non-operational and 39 were operational, plus the sales marketing staff.

As a result of staff cuts, the Company has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,897 in December 2009, representing a 33.4% decrease in office rental expenses.

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

With the senior management team’s functions being shifted to lower organization levels, the Company’s management fee has also been decreased significantly. The Company decreased its monthly management fee from $11,538 in April 2008 (highest) to zero in December 2009.

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

Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s shareholders have agreed to provide continuing financial support to the Company in the form of temporary loans. These agreements for continuing financial support are verbal.

Revenues

For the year ended December 31, 2009, the Company has experienced a decrease in sales revenues due to the global economic contraction, although the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the year ended December 31, 2009 was $24,307,739, compared to $34,002,321 in the year ended December 31, 2008. We generate our revenues primarily from retail and corporate business. For the year ended December 31, 2009, we derived 98.4%, 0.6% and 1% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Year ended December 31, 2009	Year ended December 31, 2008
	Audited	Unaudited

	$	$
Retail and Corporate revenue	23,912,150	33,460,124
Commission from travel booking services	156,544	133,350
Incentive commissions	239,045	408,847

Total revenue	24,307,739	34,002,321

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.7% of our revenue in the year ended December 31, 2009 and 95.9% of our revenues in the year ended December 31, 2008.

The table below sets forth the cost of sales for the periods indicated.

	Year ended December 31, 2009	Year ended December 31, 2008
	Audited	Unaudited
	$	$
Total revenue	24,307,739	34,002,321
Cost of sales	(23,008,756)	(32,606,946)

Gross profit	1,298,983	1,395,375

Gross Profit and Gross Profit Margin

Our gross profit for the year ended December 31, 2009 was $1,298,983, compared to $1,395,375 in the year ended December 31, 2008. The gross profit margin rate increased from 4.1% for the year ended December 31, 2008 to 5.3% for the year ended December 31, 2009. The increasing in gross profit margin rate shows the positive affect of our new business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines which is primarily focused on travel destinations in Mainland China. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2009 were $1,298,752 or 5.3% of revenues, while the operating expenses for year ended December 31, 2008 were $1,594,494 or 4.7% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which significantly reduced other salaries, commission, allowance and office rental operating expense, including entertainment, printing and communication expenses.

	Year ended December 31, 2009	% of Revenue	Year ended December 31, 2008	% of Revenue
Salaries, commission, allowance	$928,588	3.82%	$1,130,843	3.3%
Legal & Professional fees	40,635	0.17%	60,093	0.18%
Office Rental	94,772	0.39%	114,871	0.34%
Management fee	-	-	56,908	0.17%
Other operating expenses	234,757	0.96%	231,779	0.68%
	$1,298,752	5.34%	$1,594,494	4.69%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances has decreased from $1,046,356 for the year ended December 31, 2008 to $808,659 for the year ended December 31, 2009, The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 30 in December 2009.

Legal and Professional Fees

Legal and professional fees for the year ended December 31, 2009 were $40,635 or 0.17% of revenues, while the legal and professional fees for year ended December 31, 2008 were $60,093 or 0.18% of revenues. The main reason for the decrease in legal fees during the year ended December 31, 2009 was due to work related to a change in the Company’s internal controls and a restatement of financial statements.

Office Rental

Office rental for the year ended December 31, 2009 was $94,772 or 0.39% of revenues, while the Office rental and building management fees for year ended December 31, 2008 was $114,781 or 0.34% of revenues.  The decrease is mainly attributable to a reduction in the amount of office space.

Management Fees

Management fees for the year ended December 31, 2009 were zero, while the management fees for year ended December 31, 2008 were $56,908 or 0.17% of revenues. The management fees were paid for financial control advice, financial reporting assistance and business strategic advice. During the year ended December 31, 2009, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions were made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up our response time to market changes. As a result of these changes, management fees have decreased substantially.

Other General and Administration Expenses

Other expenses for the year ended December 31, 2009 were $354,686 or 1.45% of revenues, while the other expenses for year ended December 31, 2008 were $316,263 or 0.93% of revenues. The expense is consistent with last year.

Stock Based Compensation

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to employees. For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to the maximum of 30% of options to be exercised up to March 31, 2009, a maximum of 60% of options to be exercised up to March 31, 2010 and all options must be exercised prior to March 31, 2011. In the year ended March 31, 2008, a total of 300,000 vested and 80,000 non-vested options were granted to key employees of the Company at a price of $0.35 per share, exercisable for a term of three years, which vest immediately under the vesting conditions. The fair market value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit, respectively using the Black-Scholes option pricing model. During the year ended December 31, 2009, the Company recorded stock compensation expense of $11,500. During the year ended December 31, 2008, the Company recorded the stock compensation expense of $22,800, the amount was recorded during the quarter ended March 31, 2008 when the stock option was granted. During the year ended December 31, 2008, the Company also recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income.

Other operating income

	Year ended	Year ended
	December 31, 2009	December 31, 2008
	Audited	Unaudited
	$	$

Commission income	1,737	5,927
Refund write back	12,153	19,923
Management service income	41,094	47,955

	54,984	73,805

Commission Income

Commission income for the year ended December 31, 2009 were $1,737 compared to $5,927 for year ended December 31, 2008. During the year ended December 31, 2009, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Commission income is received by the Company from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. The Company currently has 4 GDS‘s installed; they are “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

The Company encourages its consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy’s experience with different systems, the Company leaves it to the consultant’s discretion to choose the GDS it uses.

Refund Written Back

During the year ended December 31, 2009, we recognized $12,153 in unclaimed refunds as income, compared to $19,923 for year ended December 31, 2008.

As a general travel industry practice, unclaimed refunds over 2 years old will not be recoverable by the customer. A refund takes place when a passenger wants to cancel a booking after a ticket is issued but before the flight takes off. Each airline has their own policy on cancellations, and each airfare class has different policy on refunds, cancellation or re-bookings. When a customer requires a refund, the Company charges a refund handling fee to examine the fare condition, airline refund procedure, and apply for the refund on behalf of the customer. Whether a refund can be successfully claimed is ultimately the Airline’s decision. It generally takes from six weeks to one year to obtain a refund from the airlines. The Company will contact the customers when it receives refunds from Airlines, however due to the length and uncertainty of the procedure, sometimes the Company cannot reach its customers after a refund has come back from the airlines. The Company’s policy is to recognize unclaimed refunds as income after a period of 2 years.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $41,094 in the year ended December 31, 2009, compared to $47,955 in the year ended December 31, 2008.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income

	Year ended	Year ended
	December 31, 2009	December 31, 2008
	Audited	Unaudited
	$	$

Gain on exchange	825	3,881
Interest income	324	1,357
Sundry income	-	8,749
Reversal of stock based compensation	-	2,300

	1,149	16,287

Exchange Gain

The exchange gain was $825 for the year ended December 31, 2009 compared to $3,881 in the year ended December 31, 2008. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the year ended December 31, 2009

The Company pays overseas suppliers in their currency, and charges its customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, the Company incurs exchange differences in transactions with overseas suppliers. The Company recognizes the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

Interest income was $324 for the year ended December 31, 2009, compared to $1,357 for the year ended December 31, 2008. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the year ended December 31, 2009 was mainly due to a decrease in the bank interest rate compare to the same period in 2008.

Sundry Income

Sundry income was zero for the year ended December 31, 2009, compared to $8,749 in the year ended December 31, 2008.

Sundry income is mainly from IATA BSP Fund reimbursement. IATA BSP Fund is a fund created when IATA collects $0.38 (HK $3.00) per air ticket from travel agencies at the time each travel agency issues an air ticket with IATA. IATA BSP Fund was established to protect airlines when travel agencies go bankrupt and are unable to meet the payment obligation to the airlines. The fund will be used to recover the debt to airlines from the bankrupted travel agency. IATA BSP Fund has a ceiling of $1.28M (HK $10M), when the ceiling is reached, IATA will reimburse the additional collections to all participating travel agencies proportionally. The Company’s sundry income is the reimbursement from the IATA BSP Fund, and the amount is calculated monthly by IATA. The Company considers the income as non-operational income, as it is not part of its operation activities.

Interest Expense

Interest expense was $1,230 for the year ended December 31, 2009, compared to $8,452 for the year ended December 31, 2008. This was attributable to the fact that the outstanding principal balance on loans from former shareholders was significantly reduced.

Net Income/ (Loss)

Our net income was $5,159 for the year ended December 31, 2009, compared to a net loss of $155,523 for the year ended December 31, 2008. The increase in net income for the year ended December 31, 2009 compare to same period last year was mainly due to the increasing gross margin as a result of the company’s business strategy change, however increase in gross margin was offset by layoff compensation paid to employees and the additional expenses incurred to maintain the company as a US listed company. These expenses include professional and legal fees, management fees, audit fees, and consulting fees.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are in verbal. These temporary loans were unsecured with no fixed term of repayment during the year ended December 31, 2009. Interest was paid at the rate of 10% per annum.

Operating Activities

Net cash provided by operating activities was $6,729 for the year ended December 31, 2009, compared to net cash used in operating activities of $74,284 for the year ended December 31, 2008. The cash provided during the year ended December 31, 2009 is mainly for the working capital. Working capital increased $55,882 from $686,182 as of December 31, 2008 to $742,064 as of December 31, 2009.

Investing Activities

Net cash used in investing activities was $193 for the year ended December 31, 2009, compare to net cash provided by investing activities of $49,442 for the year ended December 31, 2008. The cash was mainly used for the purchase of new computer equipment and computer software for our new subsidiaries for the year ended December 31, 2009. The cash provided by investing activities during the year ended December 31, 2008 was mainly from the incorporation of a subsidiary.

Financing Activities

Net cash provided by financing activities was $34,327 for the year ended December 31, 2009, compare to $4,257 net cash used by financing activities for the year ended December 31, 2008. For the year ended December 31, 2009 and 2008, there was no financing activities, the increase is mainly due to the changes in temporary advance from directors.

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

Off-Balance Sheet Arrangements

For the year ended December 31, 2009, and the year ended December 31, 2008, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

The amounts due to related parties, represent advances from certain directors and shareholders of the Company, are interest-bearing at the rate of 5.5% (2008: 10%) per annum, unsecured and have no fixed repayment terms. The loans are unsecured and have no fixed terms of repayment.

The amounts due from related parties, represent advances to a minority shareholder of Bao Shinn Holidays Limited (“BSHL”), is temporary advance, interest free, unsecured and is due on demand.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2009, Nine Months Ended December 31, 2008 and Year Ended March 31, 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2009 and nine months ended December 31, 2008 and the year ended March 31, 2008.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2009, nine months ended December 31, 2008 and the year ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Group will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, The Group has accumulated losses. These factors raise substantial doubt about The Group’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong

March 30, 2010

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At 31 December

	2009	2008
	$	$
ASSETS
Current Assets
Cash and cash equivalents	260,155	217,453
Accounts receivable	763,183	900,629
Amount due from a related party – Note 12	87,029	10,691
Deposits, prepaid expenses and other receivables – Note 9	800,482	940,238

Total Current Assets	1,910,849	2,069,011
Plant and equipment – Note 10	52,430	80,091

TOTAL ASSETS	1,963,279	2,149,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	781,494	1,103,390
Other payables and accrued liabilities – Note 11	267,566	276,601
Income tax payable	6,172	-
Amounts due to related parties – Note 12	113,553	2,838

Total current liabilities	1,168,785	1,382,829

TOTAL LIABILITIES	1,168,785	1,382,829

COMMITMENTS AND CONTINGENCIES – Note 17

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2009 - US$0.001
Authorized: 2009 – 200,000,000 shares
Issued and outstanding: 2009 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,778,263	1,766,763
Accumulated other comprehensive income	32	4,448
Accumulated deficit	(1,193,172)	(1,198,331)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	606,523	594,280
NON-CONTROLLING INTERESTS	187,971	171,993

TOTAL STOCKHOLDERS’ EQUITY	794,494	766,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,963,279	2,149,102

See notes to audited condensed consolidated financial statement

BAOSHINN CORPORATION

CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For Year Ended 31 Dec, 2009	For 9 Months Ended 31 Dec, 2008	For Year Ended 31 Mar, 2008
	$	$	$
Retail and Corporate revenue	23,912,150	24,704,983	35,968,820
Commission from travel booking services	156,544	113,117	114,776
Incentive commissions	239,045	304,787	484,775

Net sales	24,307,739	25,122,887	36,568,371
Cost of sales	(23,008,756)	(24,076,245)	(35,249,504)

Gross profit	1,298,983	1,046,642	1,318,867
Other operating income – Note 5	54,984	57,725	77,026
Loss on disposal of a subsidiary	-	-	-
Depreciation	(27,821)	(28,866)	(44,205)
Administrative and other operating expenses	(1,298,752)	(1,224,028)	(1,687,677)

Income/(Loss) from operations	27,394	(148,527)	(335,989)
Other non-operating income - Note 6	1,149	10,266	24,880
Interest expenses – Note 7	(1,230)	(8,083)	(33,975)

Income/(Loss) before income taxes	27,313	(146,344)	(345,084)
Income taxes - Note 8	(6,176)	-	-

Net Income/(Loss)	21,137	(146,344)	(345,084)
Non-controlling interest	(15,978)	2,171	-

Net Income/(Loss) attributable to The Group	5,159	(144,173)	(345,084)

Earning/(Loss) per share of common stock – Note 4
- Basic	0.02 cents	(0.67) cents	(1.57) cents
- Diluted	0.02 cents	(0.67) cents	(1.57) cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,933,607
- Diluted	21,623,860	21,400,000	21,933,607

See notes to audited condensed consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended 31 Dec, 2009	For 9-Months Ended 31 Dec, 2008	For Year Ended 31 Mar, 2008
	$	$	$
Cash flows from operating activities
Net Income/(loss)	5,159	(144,173)	(345,084)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	27,821	28,866	44,205
Loss on disposal of a subsidiary	-	-	-
Loss on disposal of property and equipment	-	17,174	-
Stock based compensation	11,500	(2,300)	22,800
Non-controlling interest	15,978	(2,171)	-
Changes in operating assets and liabilities	-	-	-
Accounts receivable	137,446	105,628	190,081
Deposits, prepaid expenses and other receivables	139,756	(33,754)	28,291
Accounts payable	(321,896)	(2,124)	(793,797)
Other payables and accrued liabilities	(9,035)	(41,430)	80,208

Net cash flows generated from/( used in) operating activities	6,729	(74,284)	(773,296)

Cash flows from investing activities
Incorporation of a subsidiary, net of cash	-	87,078	-
Proceeds of disposal of plant and equipment	-	5,742	-
Acquisition of plant and equipment	(193)	(43,378)	(20,988)

Net cash flows used in/(provided by) investing activities	(193)	49,442	(20,988)

Cash flows from financing activities
Net proceeds from issuance of shares	-	-	624,000
Amounts due from related parties	(76,388)	(7,095)	204,787
Amounts due to related parties	110,715	2,838	(561,891)

Net cash flows provided by/(used in) financing activities	34,327	(4,257)	266,896

Net increase/(decrease) in cash and cash equivalents	40,863	(29,099)	(527,388)
Effect of foreign currency translation on cash and cash equivalents	1,839	3,194	315
Cash and cash equivalents - beginning of year	217,453	243,358	770,431

Cash and cash equivalents - end of year	260,155	217,453	243,358

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,230	8,083	33,975
Income taxes	6,172	-	-

See notes to audited condensed consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	Capital	Income/(loss)	deficit	Total
		$	$	$	$	$
Balance, March 31, 2007	21,500,000	21,500	1,090,944	(7)	(709,074)	403,363
Issuance of common stock,	2,400,000	2,400	621,600	-	-	624,000
net of IPO cost
Redemption of common stock	(2,500,000)	(2,500)	2,500	-	-	-
Stock based compensation	-	-	22,800	-	-	22,800
Reimbursement from shareholders			31,219			31,219
Comprehensive income
Net loss	-	-	-	-	(345,084)	(345,084)
Foreign currency translation
adjustments	-	-	-	1,036	-	1,036
Total comprehensive income	-	-	-	1,036	(345,084)	(344,048)

Balance, March 31, 2008	21,400,000	21,400	1,769,063	1,029	(1,054,158)	737,334
Reversal of stock based compensation	-	-	(2,300)	-	-	(2,300)
Comprehensive income
Net loss	-	-	-	-	(144,173)	(144,173)
Foreign currency translation
adjustments	-	-	-	3,419	-	3,419
Total comprehensive income	-	-	-	3,419	(144,173)	(140,754)

Balance, December 31, 2008	21,400,000	21,400	1,766,763	4,448	(1,198,331)	594,280
Stock based compensation	-	-	11,500	-	-	11,500
Comprehensive income
Net Income	-	-	-	-	5,159	5,159
Foreign currency translation
adjustments	-	-	-	(4,416)	-	(4,416)
Total comprehensive income	-	-	11,500	(4,416)	5,159	743
Balance, December 31, 2009	21,400,000	21,400	1,778,263	32	(1,193,172)	606,523

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. During the year ended March 31, 2008, The Group issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

On February 20, 2008, BSIE incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.128 per share. On October 2009, BSCE has been deregistered.

On July 16, 2008, Bao Shinn Holidays Limited (“BSHL”) was incorporated with 3,000,000 ordinary shares issued and paid at $0.128 per share. BSIE owns 55% of BSHL.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.

Description of business (Continued)

Bao Shinn International Express Limited (“BSIE”), a wholly owned subsidiary of The Group, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines that provides travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services.

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

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has an accumulated deficit. The Group requires additional funds to maintain its operations.

Management has reviewed its operations for the past few years and the current travel industry market conditions. Based on that review we plan to take the following actions to improve our performance and to continue as a going concern.

Staff Redundancy

-

The Group plans to flatten organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down. Our total staff was reduced from 48 in May 2008 (highest) to 30 in December 2009. 9 of the 30 staff members are non-operational staff (management and back office), the remaining 21 are operational, plus the sales and marketing staff. In comparison to May, 2008, 9 of the 48 staff were non-operational and 39 were operational, plus the sales marketing staff.

-

As a result of staff cuts, The Group has been able to downsize its office space. Office rental was reduced from $11,860 per month to $7,897 in December 2009, representing a 33.4% decrease in office rental expense.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern (Continued)

Operations decentralized

-

Effective from September, 2008, management decided to decentralize operations in its main wholesale business division and corporate division. Business decisions will be made on a lower level within the business division instead of through a senior management team. Management expects the decentralization will improve flexibility and speed up The Group‘s response time to market changes. Each business division head will have more discretion to make business decisions, and at the same time each division head will be more accountable for their performance.

-

With the senior management team’s functions being shifted to lower organization levels. The Group was paying a monthly management fee of $11,538 in April 2008 (highest), compare to zero currently.

Business Strategy

-

As a result of increased fuel prices, airlines have become increasingly competitive in Hong Kong. Hong Kong is an international hub for long haul flights as well as short distance destinations. Popular travel destinations are becoming less profitable, because more airlines are competing for the same route. The Group, as a travel agency, is dependent on airline commissions and market conditions for ticket prices. The more competition, the less profit it can earn.

-

The Group has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Group has recently developed a close relationship with Hong Kong Airlines which is primarily focused on Mainland China travel destinations. As the Hong Kong Airbus travel agency, The Group has less competition and is able to maintain a more stable profit margin.

Management believes that actions presently taken to revise the Group’s operating and financial requirements provide the opportunity for the Group to continue as a going concern. The Group’s shareholders agreed to provide continuing financial supports to The Group in terms of a temporary loan. The agreements for continuing financial support are verbal.

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of The Group have been prepared in accordance with generally accepted accounting principles in the United States of America.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Group’s financial statements.

The consolidated financial statements include the accounts of The Group and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the reporting year ended December 31, 2009 and 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Year Ended
9-Months Ended

Year Ended

Dec 31, 2009
Dec 31, 2008

March 31, 2008

$6,610
$1,730

$6,543

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2009. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Group’s other comprehensive income represented foreign currency translation adjustments.

BAOSHINN CORPORATION

NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Year ended	9-months	Year ended
		period ended
	Dec 31, 2009	Dec 31, 2008	Mar 31, 2008
Period/year end HK$ : US$ exchange rate	7.756	7.7510	7.7860
Average periodically/yearly HK$ : US$ exchange rate	7.751	7.7802	7.7951

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Basic and diluted earnings per share

The Group computes earnings per share (“EPS”) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2009 is based on the estimate fair value of The Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended Dec 31, 2009	9-Months Ended Dec 31, 2008	Year Ended Mar 31, 2008
	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit/(loss)	5,159	(144,173)	(345,084)

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,933,607
Effect of dilutive securities	223,860	-	-

Diluted weighted average shares[1]	21,623,860	21,400,000	21,933,607

Basic earnings/(loss) per share:	0.02 cents	(0.67) cents	(1.57) cents

Diluted earnings/(loss) per share:	0.02 cents	(0.67) cents	(1.57) cents

1 Due to the net loss in the 9-months ended December 31, 2008 and year ended March 31, 2008, diluted shares used in the diluted EPS calculation represent basic shares for the nine months ended December 31, 2008 and year ended March 31, 2008. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the 9-months ended December 31, 2008 and year ended March 31 2008.

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

During the nine months period ended December 31, 2008, The Group recorded the overprovision of $2,300 as a credit to operations to recognize the forfeited stock option included in other non-operating income.

During the Year ended December 31, 2009 and March 31, 2008, The Group recorded stock-based compensation of 11,500 and 22,800 respectively.

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of The Group’s securities and their immediate families, (ii) the Group’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the financial and operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements

In December 2007, ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Group implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to The Group’s financial position or results of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In December 2007, ASC 805, Business Combinations (“ASC 805”) contains guidance that was issued by the FASB. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Group implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on The Group’s financial position or results of operations; however it will likely have an impact on The Group’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In March 2008, the FASB issued ASC 815 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of The Group’s fiscal year, did not have a material impact on its audited condensed consolidated financial statements.

In April 2009, the FASB issued ASC805-20-35. ASC805-20-35 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC805-20-35 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in ASC805 for acquired contingencies. ASC805-20-351 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We do not expect ASC805-20-35 to have any impact on the Group’s consolidated results of operations and financial condition.

In May 2009, ASC 855, Subsequent Events (“ASC 855”) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide  evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Group implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to The Group’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on The Group’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on The Group’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Group is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

adoption is permitted. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Group has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Group’s references to GAAP authoritative guidance but did not impact the Group’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Group’s fiscal year 2012); early adoption is permitted.  The Group is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	Year Ended	9 Months Ended	Year Ended
	Dec 31, 2009	Dec 31, 2008	Mar 31, 2008
	$	$	$

GDS commission income	1,737	4,277	11,033
Refund Write back	12,153	19,923	21,157
Management service income	41,094	33,525	44,836

	54,984	57,725	77,026

6.

Other non-operating income

	Year Ended	9 Months Ended	Year Ended
	Dec 31, 2009	Dec 31, 2008	Mar 31, 2008
	$	$	$

Gain on exchange	825	2,907	10,102
Interest income	324	1,357	9,774
Sundry income	-	3,702	5,004
Reversal of Stock Based Compensation	-	2,300	-

	1,149	10,266	24,880

7.

Interest expenses

	Year Ended	9 Months Ended	Year Ended
	Dec 31, 2009	Dec 31, 2008	Mar 31, 2008
	$	$	$

Interest expense	1,230	8,083	33,975

8.

Income taxes

The Group was subject to Hong Kong profits or income tax at 16.5% for the year ended December 31, 2009 and 2008.

Provision for Hong Kong profits tax has been made for the year presented as the Group has assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5%, 16.5% and 17.5% to income before taxes for the year  ended December 31, 2009, 9 months ended December 31, 2008 and year ended March 31, 2008 respectively.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes (Continued)

	Year Ended	9 Months Ended	Year Ended
	December 31, 2009	December 31, 2008	March 31, 2008
	$	$	$
Income/(Loss) before taxes	5,159	(144,173)	(345,084)

Computed tax benefit at Hong Kong
income tax rate	(6,087)	(28,950)	(60,389)
Valuation allowance adjustment	(6,965)	26,773	48,055
Non-taxable items	(82)	(224)	(1,709)
Non-deductible expenses	15,200	7,386	10,177
Others	4,110	(4,985)	3,866
	6,176	-	-

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows FASB Accounting Standard Codification Topic 740- (ASC 740) “Income taxes”, ASC 740 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of December 31, 2009 and March 31, 2008. For the year ended December 31, 2009, the Group does not have any tax loss carrying-forwards, therefore does not recognize deferred tax assets.

	Year Ended	9 Months Ended	Year ended
	December 31, 2009	December 31, 2008	March 31, 2008
	$	$	$
Deferred tax assets
Tax loss carrying-forwards	-	26,773	48,055
Valuation allowance	-	26,773	48,055

Net deferred tax asset	-	-	-

9.

Deposits, prepaid expenses and other receivables

	At 31 December
	2009	2008
	$	$

Security deposits to suppliers [1]	691,505	772,247
Prepayments and other receivables	76,231	130,100
Utility, rental and other deposits	32,746	37,891
	800,482	940,238

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At 31 December,
	2009	2008
	$	$
Cost
Furniture and fixtures	47,934	53,392
Office equipment	99,922	106,599

	147,856	159,991

Accumulated depreciation
Furniture and fixtures	21,264	17,462
Office equipment	74,162	62,438

	95,426	79,900

Net
Furniture and fixtures	26,670	35,930
Office equipment	25,760	44,161

	52,430	80,091

Depreciation expenses for the year ended December 31, 2009 are $27,821 (for the year ended March 31, 2008: $44,205, for the nine months period ended December 31, 2008: $28,866).

11.

Other payables and accrued liabilities

	At 31 December,
	2009	2008
	$	$
Sale deposits received	102,359	88,327
Accrued expenses	133,404	154,961
Other payables	31,803	33,313

	267,566	276,601

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At 31 December
	2009	2008
	$	$
Amounts due from related parties	87,029	10,691

Amounts due to related parties	113,553	2,838

The amounts due from related parties, represent advances to a minority shareholder of Bao Shinn Holidays Limited (“BSHL”), is temporary advance, interest free, unsecured and due on demand.

The amounts due to related parties, represent advances from certain directors and shareholders of The Group, are interest-bearing at the rate of 5.5% (2008: 10%) per annum, unsecured and have no fixed repayment terms.

13.

Stock options

The Group has stock options plans that allow it to grant options to its key employees. Over the course of employment, The Group issues vested or non-vested stock options to an employee which is struck at US$0.35 per share.

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

In the year ended March 31, 2008, a total of 300,000 and 80,000 of vested and non-vested options respectively were granted to key employees of The Group at a price of $0.35 per share, exercisable for a term of three years which vest immediately under the vesting conditions.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the year ended 31 December, 2009 was $11,500 which was charged to the consolidated income statements and credited to contributed surplus. During the nine months ended December 31, 2008, The Group recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income. During the year ended March 31, 2008, The Group recorded the stock compensation expense of $22,800, the amount was recorded during the quarter ended March 31, 2008 when the stock option was granted during the period.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
Balance as of March 31, 2008	380,000	0.35	3

Forfeited during the period	(50,000)	0.35

Balance as of December 31, 2008	330,000	0.35	2.25

Exercisable as of March 31, 2008	170,000	0.35	3

Forfeited during the period	(15,000)	0.35

Exercisable as of December 31, 2008	155,000	0.35	2.25
Exercisable during the year	75,000	0.35
Exercisable as of December 31, 2009	230,000	0.35	1.25

14.

Concentration of credit

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	9 months ended	Year ended
	Dec 31, 2009	Dec 31, 2008	Mar 31, 2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	11%	13%	11%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2009 and December 31, 2008 are as follows:

	Percentage of account receivable
	31 December
	2009	2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	17%	17%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $36,337 during year ended December 31, 2009 (for the year ended March 31, 2008: $44,237, for the nine months ended December 31, 2008: $31,813).

16.

Fair Value Measurements

The Group adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to The Group’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

ASC 820 also provides guidance for determining the fair value of a financial asset when the market for that asset is not active, and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. The adoption of ASC 820 did not have a material impact on the Group’s financial condition or results of operations.

The effective date for certain aspects of ASC 820 was deferred and are currently being evaluated by The Group. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Group to fair value measurements prospectively beginning November 1, 2009. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31 2009 and December 31, 2008:

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	763,183	-	-	763,183
Prepaid expenses and other receivables	800,482	-	-	800,482
Amount due from a related party	87,029	-	-	87,029

Liabilities
Accounts payable	781,494	-	-	781,494
Other payables and accrued liabilities	267,566	-	-	267,566
Amounts due to related parties	113,553	-	-	113,553

		Fair Value Measurements at reporting date using
	December 31, 2008	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	900,629	-	-	900,629
Prepaid expenses and other receivables	940,238	-	-	940,238
Amount due from a related party	10,691	-	-	10,691

Liabilities
Accounts payable	1,103,390	-	-	1,103,390
Other payables and accrued liabilities	276,601	-	-	276,601
Amounts due to related parties	2,838	-	-	2,838

Level 3 financial assets represent the fair value of our accounts receivables.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of 31 December, 2009 are as follows:-

December 31

$

2010

29,911

2011

          -

29,911

Rental expenses for the year ended December 31, 2009 were $94,772 (for the year ended March 31, 2008: $133,669, for the nine months ended December 31, 2008 was $84,880).

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

Related party	Nature of relationship and control	Description of transactions	Year ended Dec 31, 2009	9-months ended Dec 31, 2008	Year ended Mar 31, 2008
			$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(137,129)	(73,076)	(168,028)

		Management service income	(41,094)	(33,525)	(44,836)

		Purchase of air tickets and tour packages	78,071	96,434	260,483

		Loan interest paid	18	12	16,783

		Rent paid	-	643	16,934

		Amount due from/(to)	(3,960)	10,691	3,591

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(533,683)	(5,427)	-
		Interest paid	32	-	-
		Purchase of air tickets and tour packages	58,094	12,247	-

		Sales of plant and equipment	-	(2,631)	-

		Account receivable	26,636	1,021	-

		Account payables	(8,839)	(4,708)	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2009	9-months ended December 31, 2008	Year ended March 31, 2008
			$	$	$

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	-	1,628

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	31,299	58,976	-
		Sale of air tickets and tour packages	(6,164)	-	-
		Account payables	(7,576)	(18,946)	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(110,092)	(18,009)	-

		Account receivables	11,940	201	-

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

20.

Subsequent Events

We have evaluated significant events and transactions that occurred from December 31, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Audited Condensed Consolidated Financial Statements for the year ended December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2009:

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2009:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	38	President, C.F.O., Director
Ricky Chiu	39	Director
Benny Kan	45	C.E.O., Director
Mike Lam	38	Director, Secretary

The directors named above serve for one year terms or until their successors are elected or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.

Mr. Sean Webster, President, Chief Financial Officer and Director. Sean Webster was elected as a director of the Company, and appointed as President and Chief Financial Officer of the Company at a meeting of directors on March 25, 2008. Mr. Webster will hold these positions until he resigns or a successor is elected. From January 1999 to April 1999, Mr. Webster was an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. In May, 1999 he became an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) with the same company, until it changed its name to Blackmont Capital, Inc. He remained at Blackmont until October, 2008. In November, 2008 he became the Vice President, Corporate Development of Grand Power Logistics Group, Inc., which is a publicly traded company on the Canadian TSX Venture Exchange traded under the symbol “GPW”. Mr. Webster graduated from the University of Calgary in 1996 with a Bachelors Degree in Economics, and a minor in Management and Commerce.

Mr. Benny KAN, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan was the company CFO from

March 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., a subsidiary of Baoshinn Corporation, and he has held that position since the inception of the Company.

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

Mr. Ricky Chiu, is a Director of the Company. Mr. Chiu will hold this position until he resigns or his successor is elected. Mr. Chiu previously served as Director and President of the Company from November, 2000 until March 25, 2008. Mr. Chiu has been the Managing Director of Grand Power Express since 2000 and listed this business through Grand Power Logistics Group Inc. on the TSX Venture Exchange (“GPW”) in 2004. Mr. Chiu has a BS degree from London University. Mr. Chiu has served as a director of Bao Shinn Express Co. Ltd since 1998, and has over 10 year working experience in the Travel industry in Hong Kong. Mr. Chiu is an owner of Bao Shinn Express Co. Ltd.

(b) Significant Employees.

As of the date hereof, we have no other significant employees.

(c) Family Relationships.

None

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

Code of Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards	Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster	12 months ended December 31,2009	0	0	0	0	0	0	0	0
	12 months ended December 31,2008	0	0	0	0	0	0	0	0
Mike Lam	12 months ended December 31,2009	0	0	0	0	0	0	0
	12 months ended December 31,2008	0	0	0	0	0	0	0	0
Ricky Chiu	12 months ended December 31,2009	0	0	0	0	0	0	0	0
	12 months ended December 31,2008	0	0	0	0	0	0	0	0
Benny, KAN	12 months ended December 31,2009	69,900	0	0	0	0	0	0	0
	12 months ended December 31,2008	65,848	0	0	0	0	0	0	0

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

Long-Term Incentive Plans and Awards

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(2)
Sean Webster 13th Floor, Yoo Hoo Tower, 38-42 Kwai Fung Crescent Kwai Chung, New Territories, Hong Kong	0	0
Ricky Chiu 13th Floor, Yoo Hoo Tower, 38-42 Kwai Fung Crescent Kwai Chung, New Territories, Hong Kong	0	0
Bao Shinn Express Co. Ltd.[1] Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	8,250,000	38.551%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	1,815,000	8.481%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	825,000	3.855%
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	3,960,000	18.505%
All Officers and Directors as a Group	14,850,000	69.392%

[1] Ricky Chiu beneficially owns 50% of this Company.

[2] Applicable percentage ownership is based on 21,400,000 shares of our common stock outstanding as of December 31, 2009. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2009, other than those described in Item 11 above.

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of December 31, 2009, there are a total of 27 Stockholders of record holding 21,400,000 shares of our common stock, excluding the shareholders that hold our shares in street name. 14,850,000 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of our outstanding shares of common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended Dec 31, 2009	9-month ended Dec 31, 2008	Year ended Mar 31, 2008
			$	$	$
Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(137,129)	(73,076)	(168,028)
		Management service income	(41,094)	(33,525)	(44,836)

		Purchase of air tickets and tour packages	78,071	96,434	260,483

		Loan interest paid	18	12	16,783

		Rent paid	-	643	16,934

		Amount due from/(to)	(3,960)	10,691	3,591

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(533,683)	(5,427)	-
		Interest paid	32	-	-
		Purchase of air tickets and tour packages	58,094	12,247	-

		Sales of plant and equipment	-	(2,631)	-

		Account receivable	26,636	1,021	-

		Account payables	(8,839)	(4,708)	-

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2009	9-months ended December 31, 2008	Year ended March 31, 2008
			$	$	$

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	-	1,628

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	31,299	58,976	-
		Sale of air tickets and tour packages	(6,164)	-	-
		Account payables	(7,576)	(18,946)	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(110,092)	(18,009)	-

		Account receivables	11,940	201	-

SHAREHOLDER LOANS

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, and they bear interest at 5.5% (2008: 10%), with no fixed terms of repayment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dominic K. F. Chan & Co. (“DKFC”) is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by DKFC for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $25,706 for the year ended December 31, 2009 and $25,706 for the year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $3,855 for the year ended December 31, 2009 and $5,732 for the year ended December 31, 2008.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

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

31.1

Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2009.

31.2

Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2009.

32.1	Certification of the Company‘s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company‘s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*Filed as an exhibit to the Company‘s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAOSHINN CORPORATION

Dated: March 30, 2010	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	March 30, 2010
Sean Webster

/s/ Benny Kan	CEO/Director	March 30, 2010
Benny Kan

/s/ Mike Lam	Secretary/Director	March 30, 2010
Mike Lam

/s/ Ricky Chiu	Director	March 30, 2010
Ricky Chiu