Form 10-Q
period 2010-03-31
Baoshinn Corp
filed 2010-05-17
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2010: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Unaudited Condensed Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2010 and

March 31, 2009

6

Unaudited Condensed Consolidated Statement of Financial Position at March 31, 2010 and March 31, 2009

7

Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and March 31, 2009

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

{A0060487.DOC}

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Three months ended March 31, 2010 and 2009

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, and its results of operations, stockholders’ equity, and its cash flows for the three months ended March 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

(Stated in US Dollars)

	For 3 Months Ended March 31 Unaudited
	2010	2009
	$	$
Retail and Corporate revenue	6,864,152	6,320,521
Commission from travel booking services	34,268	70,339
Incentive commissions	71,922	64,706

Net sales	6,970,342	6,455,566
Cost of sales	(6,583,063)	(6,125,888)

Gross profit	387,279	329,678
Other operating income – Note 5	8,154	12,504
Depreciation	(6,799)	(7,403)
Administrative and other operating expenses	(305,979)	(334,850)

Profit/(Loss) from operations	82,655	(71)
Other non-operating income - Note 6	123	644
Interest expenses – Note 7	(92)	(58)

Profit before income taxes	82,686	515
Income taxes - Note 8	-	-

Net Profit	82,686	515
Non-controlling interest	(21,027)	901

Net Profit attributable to the Company	61,659	1,416

Earning per share of common stock – Note 4
- Basic	0.29 cents	0.01 cents
- Diluted	0.28 cents	0.01 cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000
- Diluted	21,649,467	21,550,100

See notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At Mar 31,	At Dec 31
	2010	2009
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	310,103	260,155
Accounts receivable	1,124,646	763,183
Amount due from a related party – Note 12	86,929	87,029
Deposits, prepaid expenses and other receivables – Note 9	751,834	800,482

Total Current Assets	2,273,513	1,910,849
Plant and equipment – Note 10	45,573	52,430

TOTAL ASSETS	2,319,085	1,963,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities

Accounts payable	1,173,749	781,494
Other payables and accrued liabilities – Note 11	262,924	267,566
Income tax payable	6,165	6,172
Amounts due to related parties – Note 12	-	113,553

Total current liabilities	1,442,838	1,168,785

TOTAL LIABILITIES	1,442,838	1,168,785

COMMITMENTS AND CONTINGENCIES – Note 16 GOING CONCERN – Note 3

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2009 - US$0.001
Authorized: 2009 – 200,000,000 shares
Issued and outstanding: 2009 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,778,263	1,778,263
Accumulated other comprehensive income	(554)	32
Accumulated deficit	(1,131,513)	(1,193,172)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	667,596	606,523
NON-CONTROLLING INTERESTS	208,651	187,971

TOTAL STOCKHOLDERS’ EQUITY	876,247	794,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,319,085	1,963,279

See notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 3 months Ended March 31 unaudited
	2010	2009
	$	$
Cash flows from operating activities
Net Profit/(loss)	61,659	1,416
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	6,799	7,403
Non-controlling interest	21,027	(901)
Changes in operating assets and liabilities :
Accounts receivable	(361,463)	(522,856)
Deposits, prepaid expenses and other receivables	48,648	(106,011)
Accounts payable	392,255	427,215
Other payables and accrued liabilities	(4,642)	75,793

Net cash flows provided by/(used in) operating activities	164,283	(117,941)

Cash flows from investing activity
Acquisition of plant and equipment	-	-

Net cash flows used in investing activity	-	-

Cash flows from financing activities
Amounts due from related parties	-	10,691
Amounts due to related parties	(113,453)	(2,838)

Net cash flows (used in)/provided by financing activities	(113,453)	7,853

Net increase/(decrease) in cash and cash equivalents	50,830	(110,088)
Effect of foreign currency translation on cash and cash equivalents	(882)	2
Cash and cash equivalents - beginning of period	260,155	217,453

Cash and cash equivalents - end of period	310,103	107,367

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	92	58
Income taxes	-	-

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

On February 20, 2008, BSIE incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.128 per share. On October 2009, BSCE was deregistered.

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

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has generated recurring losses resulting in an accumulated deficit. The Group requires additional funds to maintain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The group does not have any other liquid investments other than cash as at March 31, 2010.

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

During the reporting 3 months ended March 31, 2010 and 2009, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

3 months ended 31/03

2010

2009

$

$

63

497

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

Three months Ended

March 31,

2010

2009

Quarter end HK$:  US$ exchange rate

7.765

7.751

Average quarterly HK$:  US$ exchange rate

7.762

7.752

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

Basic and diluted earnings per share

The Group computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended 31 December 2009 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

3 months ended

March 31

2010

2009

$

$

Numerator for basic and diluted earnings

per share:

Net Profit/(loss)

      61,659

           1,416

Denominator:

Basic weighted average shares

21,400,000

21,400,000

Effect of dilutive securities

     249,467

     150,100

Diluted weighted average sahres1

21,649,467

21,550,100

Basic earnings/(loss) per share:

0.29 cents

0.01 cents

Diluted earnings/(loss) per share:

0.28 cents

0.01 cents

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

During the quarter ended March 31, 2010 and 2009, the Company did not record stock-based compensation.

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Group’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

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

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Group’s consolidated financial position and results of operations.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	3 months Ended March 31
	2010	2009
	$	$

GDS commission income	-	208
Management service income	8,154	12,296
	8,154	12,504

6.

Other non-operating income

	3 months Ended March 31
	2010	2009
	$	$

Gain on exchange	114	388
Interest income	9	256
	123	644

7.

Interest expenses

	3 months Ended March 31
	2010	2009
	$	$

Interest expense	92	58

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended March 31, 2010 and 2009.

No provision for Hong Kong profits tax has been made for the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows FASB Accounting Standard Codification Topic 740- (ASC 740) “Income taxes”, ASC 740 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9.

Deposits, prepaid expenses and other receivables

At Sept 30

At Dec 31

2009

2009

(unaudited)

(audited)

$

$

Security deposits to suppliers [1]

674,664

691,505

Prepayments and other receivables

  46,596

  76,231

Utility, rental and other deposits

  30,574

  32,746

751,834

800,482

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air   tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At Mar 31,	At Dec 31
	2010	2009
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	47,879	47,934
Office equipment	99,807	99,922

	147,686	147,856

Accumulated depreciation
Furniture and fixtures	23,531	21,264
Office equipment	78,582	74,162

	102,113	95,426

Net
Furniture and fixtures	24,348	26,670
Office equipment	21,225	25,760

	45,573	52,430

Depreciation expenses for the 3 months ended March 31, 2010 are $6,799 (3 months ended March 31, 2009: $7,403).

11.

Other payables and accrued liabilities

	At Mar 31	At Dec 31
	2010	2009
	(unaudited)	(audited)
	$	$
Sale deposits received	81,372	102,359
Accrued expenses	65,322	133,404
Other payables	116,230	31,803

	262,924	267,566

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At Mar 31,	At Dec 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Amount due from shareholder	86,929	87,029

Amounts due to shareholders	-	113,553

The amount due from shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 5.5% (2009: 5.5%) per annum, unsecured and have no fixed repayment terms.

13.

Stock options

The Company has stock options plans that allow it to grant options to its key employees. Over the course of employment, the Company issues vested or non-vested stock options to an employee which is struck at US$0.35 per share. The exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended March 31, 2010 and 2009 were zero.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$	(year)
Exercisable as of January 1, 2010	230,000	0.35	1.25

Exercisable during the quarter	100,000	0.35

Exercisable as of March 31, 2010	330,000	0.35	1.00

The total intrinsic value during the quarter ended March 31, 2010 and 2009 were $0 as no options were exercised during the respective period.

14.

Concentration of credit

A substantial percentage of the Group’s sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

March 31

December 31

Unaudited

Audited

2010

2009

Travel Expert Limited (a Hong Kong

15%

11%

Incorporated travel agent)

Details of the accounts receivable from the one customer with the largest receivable balances at March 31, 2010 and December 31, 2009 are as follows:

Percentage of account receivable

March 31, 2010

December 31, 2009

Travel Expert Limited (a Hong Kong

20%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $7,976 during 3 months ended March 31, 2010 (3 months ended March 31, 2009: $10,027.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2010 are as follows:-

March 31

$

2010

47,833

2011

37,228

85,061

Rental expenses for the 3 months ended March 31, 2010 were $24,241 (3 months ended March 31, 2009: $23,689).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	3 Months Ended March 31
			2010	2009
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(69,862)	(37,173)

		Management service income	(8,154)	(12,295)

		Purchase of air tickets and tour packages	9,287	5,388

		Interest paid	18	-

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

Results of operations for the three months ended March 31, 2010 compared to three months ended March 31, 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	6,864,152	6,320,521
Commission from travel booking services	34,268	70,339
Incentive commissions	71,922	64,706

	6,970,342	6,455,566

Cost of sales	6,583,063	6,125,888

Gross profit	387,279	329,678
Other operating income	8,154	12,504
Depreciation	(6,799)	(7,403)
Administrative and other operation expenses	(305,979)	(334,850)

Income/(Loss) from operations	82,655	(71)
Other non-operating income	123	644
Interest expenses	(92)	(58)

Loss before income tax	82,686	515
Income tax	-	-
Minority interest	(21,027)	901

Net Income from continuing operations	61,659	1,416

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net income of $61,159 for the three months ended March 31, 2010 and a net loss since inception of $1,131,513. On March 31, 2010 we had cash on hand of $310,103. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. The Company’s shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

Revenues

For the three months ended March 31, 2010, the Company has experienced an increase in sales revenues, the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the three months ended March 31, 2010 was $6,970,342, compared to $6,455,566 in the three months ended March 31, 2009. We generate our revenues primarily from retail and corporate business. For the three months ended March 31, 2010, we derived 98.5%, 0.5% and 1% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended March 31, 2010	Three months ended March 31, 2009
	Unaudited	Unaudited

	$	$
Retail and Corporate revenue	6,864,152	6,320,521
Commission from travel booking services	34,268	70,339
Incentive commissions	71,922	64,706

Total revenue	6,970,342	6,455,566

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 94.4% of our revenue in the three months ended March 31, 2010 and 94.9% of our revenues in the three months ended March 31, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Three months ended March 31, 2010	Three months ended March 31, 2009
	Unaudited	Unaudited
	$	$
Total revenue	6,970,342	6,455,566
Cost of sales	(6,583,063)	(6,125,888)

Gross profit	387,279	329,678

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended March 31, 2010 was $387,279, compared to $329,678 in the three months ended March 31, 2009. The gross profit margin rate increased from 5.1% for the three months ended March 31, 2009 to 5.6% for the three months ended March 31, 2010. The increasing in gross profit margin rate shows the positive affect of our business strategy. The Company has reviewed the market conditions, and decided to change its strategy by dealing with new emerging airlines with new destinations. The Company has recently developed a close relationship with Hong Kong Airlines which is primarily focused on travel destinations in Mainland China. As the Hong Kong Airbus travel agency, the Company has less competition and is able to maintain a more stable profit margin.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2010 were $305,979 or 4.39% of revenues, while the operating expenses for three months ended March 31, 2009 were $334,850 or 5.19% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which significantly reduced salaries, commission, allowance compare to the same period last year.

	Three months ended March 31, 2010	% of Revenue	Three months ended March 31, 2009	% of Revenue
Salaries, commission, allowance	$182,024	2.61%	$227,089	3.52%
Legal & Professional fees	9,662	0.13%	10,339	0.16%
Office Rental	24,241	0.36%	23,689	0.37%
Other operating expenses	90,052	1.29%	73,733	1.14%
	$305,979	4.39%	$334,850	5.19%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances has decreased from $227,089 for the three months ended March 31, 2009 to $182,024 for the three months ended March 31, 2010, the Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the three months ended March 31, 2010 were $9,662 or 0.13% of revenues, while the legal and professional fees for three months ended March 31, 2009 were $10,339 or 0.16% of revenues. Legal and professional fees in the current period were consistent to the same period last year.

Office Rental

Office rental for the three months ended March 31, 2010 was $24,241 or 0.36% of revenues, while the Office rental for three months ended March 31, 2009 was $23,689 or 0.37% of revenues.  Office rental expenses in the current period were consistent to the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended March 31, 2010 were $90,052 or 1.29% of revenues, while the other expenses for three months ended March 31, 2009 were $73,733 or 1.14% of revenues. The expenses in the current period were consistent to the same period last year.

Other operating income

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited
	$	$

Commission income	-	208
Management service income	8,154	12,296

	8,154	12,504

Commission Income

Commission income for the three months ended March 31, 2010 were $0 compared to $208 for three months ended March 31, 2009. During the three months ended March 31, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the Company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $8,154 in the three months ended March 31, 2010, compared to $12,296 in the three months ended March 31, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited
	$	$

Gain on exchange	114	388
Interest income	9	256

	123	644

Exchange Gain

The exchange gain was $114 for the three months ended March 31, 2010 compared to $388 in the three months ended March 31, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the three months ended March 31, 2010.

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

Interest Income

Interest income was $9 for the three months ended March 31, 2010, compared to $256 for the three months ended March 31, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the three months ended March 31, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net income was $61,659 for the three months ended March 31, 2010, compared to a net income of $1,416 for the three months ended March 31, 2009. The increase in net income for the three months ended March 31, 2010 compare to same period last year was mainly due to the increasing gross margin as a result of the company’s business strategy change, as well as an improvement in the general economy in the beginning of 2010 compare to the same period in 2009.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. These temporary loans were unsecured with no fixed term of repayment during the three months ended March 31, 2010. Interest was paid at the rate of 5.5% per annum.

Operating Activities

Net cash provided by operating activities was $164,283 for the three months ended March 31, 2010, compared to net cash used in operating activities of $117,941 for the three months ended March 31, 2009. The cash provided during the three months ended March 31, 2010 is mainly for the working capital. Working capital increased $88,611 from $742,064 as of December 31, 2009 to $830,675 as of March 31, 2010.

Investing Activities

For the three months ended March 31, 2010 and 2009, there were no investing activities.

Financing Activities

Net cash used in financing activities was $113,453 for the three months ended March 31, 2010, compared to $7,853 net cash provided by financing activities for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, there were no financing activities, the difference is mainly due to the changes in temporary advances from directors.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2010, and the three months ended March 31, 2009, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

The amounts due to related parties, represent advances from certain directors and shareholders of the Company, are interest-bearing at the rate of 5.5% (2009: 5.5%) per annum, unsecured and have no fixed repayment terms.

The amounts due from related parties, represent advances to a minority shareholder of Bao Shinn Holidays Limited (“BSHL”). This advance is temporary, it is interest free, it is unsecured and it is due on demand.

Related party	Nature of relationship and control	Description of transactions	3 Months Ended March 31
			2010	2009
			(unaudited)	(unaudited)
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(69,862)	(37,173)

		Management service income	(8,154)	(12,295)

		Purchase of air tickets and tour packages	9,287	5,388

		Interest paid	18	-

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

Item 1A.

Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form SB2, as filed with the United States Securities and Exchange Commission on June 14, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

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

Dated:  May 17, 2010

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President