Form 10-Q
period 2010-06-30
Baoshinn Corp
filed 2010-08-12
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2010: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Condensed Consolidated Statement of Operations (unaudited) for the six months ended June 30, 2010 and

June 30, 2009

5

Unaudited Condensed Consolidated Statement of Financial Position at June 30, 2010 and June 30, 2009

5

Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and June 30, 2009

7

Notes to Consolidated Interim Financial Statements

8-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3. Quantitative and Qualitative Disclosure About Market Risk

37

Item 4T. Controls and Procedures

37

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

38

Item 1A. Risk Factors

38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

38

Item 3. Defaults Upon Senior Securities

38

Item 5. Other Information

38

Item 6. Exhibits

39

Signatures

39

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the  Six months ended June 30, 2010 and 2009

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, and its results of operations, stockholders’ equity, and its cash flows for the six months ended June 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in US Dollars)

	For 3 Months Ended June 30 Unaudited		For 6 Months Ended June 30 Unaudited
	2010	2009	2010	2009
	$	$	$	$
Retail and Corporate revenue	6,765,104	5,361,701	13,629,256	11,682,222
Commission from travel booking services	22,622	42,688	56,890	113,027
Incentive commissions	81,690	58,461	153,612	123,167

Net sales	6,869,416	5,462,850	13,839,758	11,918,416
Cost of sales	(6,568,280)	(5,147,900)	(13,151,343)	(11,273,789)

Gross profit	301,136	314,950	688,415	644,627
Other operating income – Note 5	8,133	10,284	16,287	22,787
Depreciation	(4,634)	(6,809)	(11,433)	(14,210)
Administrative and other operating expenses	(307,402)	(328,570)	(613,381)	(663,420)

Profit/(Loss) from operations	(2,767)	(10,145)	79,888	(10,216)
Other non-operating income - Note 6	167	454	290	1,097
Interest expenses – Note 7	(49)	(579)	(141)	(637)

Profit/(Loss) before income taxes	(2,649)	(10,270)	80,037	(9,756)
Income taxes - Note 8	-	-	-	-

Net Profit / (Loss)	(2,649)	(10,270)	80,037	(9,756)
Non-controlling interest	(14,893)	1,318	(35,921)	2,220

Net Profit / (Loss) attributable to the Company	(17,542)	(8,952)	44,116	(7,536)

Earning per share of common stock – Note 4
- Basic	(0.08) cents	(0.042) cents	0.206 cents	(0.035)cents
- Diluted	(0.08) cents	(0.042) cents	0.203 cents	(0.035)cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000	21,400,000
- Diluted	21,400,000	21,400,000	21,715,094	21,400,000

See accompanying notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At Jun 30,	At Dec 31
	2010	2009
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets

Cash and cash equivalents	181,427	260,155
Accounts receivable	1,444,912	763,183
Amount due from a related party – Note 12	86,694	87,029
Deposits, prepaid expenses and other receivables – Note 9	729,598	800,482

Total Current Assets	2,442,631	1,910,849
Plant and equipment – Note 10	43,499	52,430

TOTAL ASSETS	2,486,130	1,963,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities

Accounts payable	1,347,012	781,494
Other payables and accrued liabilities – Note 11	261,588	267,566
Income tax payable	6,148	6,172
Amounts due to related parties – Note 12	-	113,553

Total current liabilities	1,614,748	1,168,785

TOTAL LIABILITIES	1,614,748	1,168,785

COMMITMENTS AND CONTINGENCIES – Note 16 GOING CONCERN – Note 3

STOCKHOLDERS’ EQUITY
Common stock
Par value : - US$0.001
Authorized: – 200,000,000 shares
Issued and outstanding: – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,778,263	1,778,263
Accumulated other comprehensive income	(2,207)	32
Accumulated deficit	(1,149,055)	(1,193,172)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	648,401	606,523
NON-CONTROLLING INTERESTS	222,981	187,971

TOTAL STOCKHOLDERS’ EQUITY	871,382	794,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,486,130	1,963,279

See accompanying notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 6 months Ended June 30 unaudited
	2010	2009
	$	$
Cash flows from operating activities
Net Profit/(loss)	80,037	(9,756)
Adjustments to reconcile net loss to net cash flows
provided by operating activities :
Depreciation	11,433	14,210
Non-controlling interest		-
Changes in operating assets and liabilities :
Accounts receivable	(681,729)	(241,559)
Deposits, prepaid expenses and other receivables	70,884	28,952
Accounts payable	565,518	215,525
Other payables and accrued liabilities	(5,978)	(94,541)

Net cash flows provided by/(used in) operating activities	40,165	(87,169)

Cash flows from investing activity
Acquisition of plant and equipment	(2,115)	-

Net cash flows (used in) investing activity	(2,115)	-

Cash flows from financing activities
Amounts due from related parties	-	10,691
Amounts due to related parties	(113,553)	55,219

Net cash flows (used in)/provided by financing activities	(113,553)	65,910

Net (decrease) in cash and cash equivalents	(75,503)	(21,259)
Effect of foreign currency translation on cash and cash equivalents	(3,125)	-
Cash and cash equivalents - beginning of period	260,155	217,453

Cash and cash equivalents - end of period	181,527	196,194

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	141	637
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. During the year ended June 30, 2008, the Group issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has generated recurring losses resulting in an accumulated deficit. The Group requires additional funds to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The group does not have any other liquid investments other than cash at June 30, 2010.

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

During the reporting 6 months ended June 30, 2010 and 2009, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

The Group has the following three types of revenues:

-Retail and corporate travel service revenues,

-Referral fee for travel book services, and

-Incentive commission from travel suppliers.

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

For 3 months ended 6/30

For 6 months ended 6/30

2010

2009

2010

2009

$4182

$281

$4245

$778

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statement of comprehensive income in the period that includes the enactment date or date of change in tax rate.

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2009.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income.

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

For 6 months ended June 30,

2010

2009

Quarter end HK$ : US$ exchange rate

7.786

7.751

Average quarterly HK$ : US$ exchange rate

7.772

7.751

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For 3 months ended June 30		For 6 months ended June 30
	2010	2009	2010	2009
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit / (loss)	(17,542)	(8,952)	44,116	(7,536)

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	-	-	315,094	-

Diluted weighted average shares	21,400,000	21,400,000	21,715,094	21,400,000

Basic earnings/(loss) per share:	(0.082)cents	(0.042)cents	0.206 cents	(0.035)cents

Diluted earnings/(loss) per share:	(0.082)cents	(0.042)cents	0.203 cents	(0.035)cents

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

During the quarter ended June 30, 2010 and 2009, the Company did not record any stock-based compensation.

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	For 3 months ended June 30		For 6 months ended June 30
	2010	2009	2010	2009
	$	$	$	$

GDS commission income	-	504		712
Management service income	8,133	9,780	16,287	22,075

	8,133	10,284	16,287	22,787

6.

Other non-operating income

	For 3 months ended June 30		For 6 months ended June 30
	2010	2009	2010	2009
	$	$	$	$

Gain on exchange	164	402	279	790
Interest income	3	52	11	307

	167	454	290	1,097

7.

Interest expenses

	For 3 months ended June 30		For 6 months ended June 30
	2010	2009	2010	2009
	$	$	$	$

Interest expense	49	579	141	637

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended June 30, 2010 and 2009.

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

.

9.

Deposits, prepaid expenses and other receivables

	At June 30	At December 31
	2010	2009
	(unaudited)	(audited)
	$	$

Security deposits to suppliers [1]	646,748	691,505
Prepayments and other receivables	49,834	76,231
Utility, rental and other deposits	33,016	32,746

	729,598	800,482

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At June 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	50,433	47,934
Office equipment	99,538	99,922

	149,971	147,856

Accumulated depreciation
Furniture and fixtures	25,686	21,264
Office equipment	80,786	74,162

	106,472	95,426

Net
Furniture and fixtures	24,747	26,670
Office equipment	18,752	25,760

	43,499	52,430

Depreciation expenses for the 3 months ended June 30, 2010 are $4,634 (3 months ended June 30, 2009: $6,809).

Depreciation expenses for the 6 months ended June 30, 2010 are $11,433 (2009: $14,210).

11.

Other payables and accrued liabilities

	At June 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Sale deposits received	59,679	102,359
Accrued expenses	140,608	133,404
Other payables	61,301	31,803

	261,588	267,566

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At June 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Amount due from shareholder	86,694	87,029

Amounts due to shareholders	-	113,553

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended June 30, 2010 and 2009 were zero.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	Option	exercise price	life
		$	(year)
Exercisable as of January 1, 2010	230,000	0.35	1.25

Exercisable during 6 months ended June 30, 2010	100,000	0.35

Exercisable as of June 30, 2010	330,000	0.35	0.75

The total intrinsic value during the quarter ended June 30, 2010 and 2009 were $nil as no options were exercised during the respective period.

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	For 6 Months period ended June 30
	(unaudited)
	2010	2009
Travel Expert Limited (a Hong Kong incorporated travel agent)	14%	11%

Details of the accounts receivable from the one customer with the largest receivable balances at June 30, 2010 and December 31, 2009 are as follows:

	Percentage of account receivable
	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	17%	17%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $15,929 during 6 months ended June 30, 2010 (6 months ended June 30, 2009: $19,616.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of June 30, 2010 are as follows:

June 30, 2010

$

Within 1 year

96,840

2 – 5 years

78,250

175,090

Rental expenses for the 3 months ended 30 June, 2010 were $24,179 (3 months ended 30 June, 2009: $23,697).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended June 30		For 6 Months ended June 30
			2010	2009	2010	2009
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(22,930)	(24,621)	(92,792)	(76,224)

		Management service income	(8,143)	(9,778)	(16,297)	(22,621)

		Purchase of air tickets and tour packages	13,948	27,603	23,235	64,472

		Rent paid	-	-	-	641

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

Results of operations for the six months ended June 30, 2010 compared to six months ended June 30, 2009

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	13,629,256	11,682,222
Commission from travel booking services	56,890	113,027
Incentive commissions	153,612	123,167

	13,839,758	11,918,416

Cost of sales	(13,151,343)	(11,273,789)

Gross profit	688,415	644,627
Other operating income	16,287	22,787
Depreciation	(11,433)	(14,210)
Administrative and other operation expenses	(613,381)	(663,420)

Income/(Loss) from operations	79,888	(10,216)
Other non-operating income	290	1,097
Interest expenses	(141)	(637)

Loss before income tax	80,037	(9,756)
Income tax	-	-
Minority interest	(35,921)	2,220

Net Income from continuing operations	44,116	(7,536)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net income of $44,116 for the six months ended June 30, 2010 and a net loss since inception of $1,149,055. On June 30, 2010 we had cash on hand of $181,427. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of the Company’s shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

Revenues

For the six months ended June 30, 2010, the Company has experienced an increase in sales revenues, and the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China, second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the six months ended June 30, 2010 was $13,839,758, compared to 11,918,416 in the six months ended June 30, 2009. We generate our revenues primarily from retail and corporate business. For the six months ended June 30, 2010, we derived 98.5%, 0.4% and 1.1% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Six months ended June 30, 2010	Six months ended June 30, 2009
	Unaudited	Unaudited
	$	$
Retail and Corporate revenue	13,629,256	11,682,222
Commission from travel booking services	56,890	113,027
Incentive commissions	153,612	123,167
Total revenue	13,839,758	11,918,416

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service provided by the Company is completely delivered. The Company presents revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, as the Company acts as a principal, assumes inventory and credit risks, and has the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. The Company also has discretion in determining the service prices. The Company changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations, as we act as an agent, we do not assume any inventory and credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and do not have discretion in determining the service prices.

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.02% of our revenue in the six months ended June 30, 2010 and 94.59% of our revenues in the six months ended June 30, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Six months ended June 30, 2010	Six months ended June 30, 2009
	Unaudited	Unaudited
	$	$
Total revenue	13,839,758	11,918,416
Cost of sales	(13,151,343)	(11,273,789)

Gross profit	688,415	644,627

Gross Profit and Gross Profit Margin

Our gross profit for the six months ended June 30, 2010 was $688,415, compared to $644,627 in the six months ended June 30, 2009. The gross profit margin rate decreased from 5.41% for the six months ended June 30, 2009 to 4.98% for the six months ended June 30, 2010. The decrease in our gross profit margin rate is mainly due to greater competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2010 were $613,381 or 4.4% of revenues, while the operating expenses for six months ended June 30, 2009 were $663,420 or 5.6% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which significantly reduced salaries, commissions, and allowances as compared to the same period last year.

	Six months ended June 30, 2010	% of Revenue	Six months ended June 30, 2009	% of Revenue
Salaries, commission, allowance	$435,917	3.1%	$485,908	4.1%
Legal & Professional fees	19,622	0.1%	20,065	0.2%
Office Rental	48,420	0.3%	47,386	0.4%
Other operating expenses	109,422	0.8%	110,061	0.9%
	$613,381	4.4%	$663,420	5.6%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances has decreased from $485,908 for the six months ended June 30, 2009 to $435,917 for the six months ended June 30, 2010, The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the six months ended June 30, 2010 were $19,622 or 0.1% of revenues, while the legal and professional fees for six months ended June 30, 2009 were $20,065 or 0.2% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the six months ended June 30, 2010 was $48,420 or 0.3% of revenues, while the Office rental for six months ended June 30, 2009 was $47,386 or 0.4% of revenues.  Office rental expenses in the current period were consistent to the same period last year.

Other General and Administration Expenses

Other expenses for the six months ended June 30, 2010 were $109,422 or 0.8% of revenues, while the other expenses for six months ended June 30, 2009 were $110,061 or 0.9% of revenues. The expenses in the current period were consistent to the same period last year.

Other operating income

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
	$	$

Commission income	-	712
Management service income	16,287	22,075

	16,287	22,787

Commission Income

Commission income for the six months ended June 30, 2010 were nil compared to $712 for six months ended June 30, 2009. During the six months ended June 30, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Commission income is received by the Company from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA’s fortnightly BSP Payment.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $16,287 in the six months ended June 30, 2010, compared to $22,075 in the six months ended June 30, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
	$	$

Gain on exchange	279	790
Interest income	11	307

	290	1,097

Exchange Gain

The exchange gain was $279 for the six months ended June 30, 2010 compared to $790 in the six months ended June 30, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the six months ended June 30, 2010.

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

Interest Income

Interest income was $11 for the six months ended June 30, 2010, compared to $307 for the six months ended June 30, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the six months ended June 30, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net income was $44,116 for the six months ended June 30, 2010, compared to a net loss of $7,536 for the six months ended June 30, 2009. The increase in net income for the six months ended June 30, 2010 compared to the same period last year was mainly due to the increase in gross margin as a result of the Company’s change in business strategy, as well as an improvement in the general economy in the beginning of 2010 compared to the same period in 2009.

Operating Activities

Net cash provided by operating activities was $40,165 for the six months ended June 30, 2010, compared to net cash used in operating activities of $87,169 for the six months ended June 30, 2009. The cash provided during the six months ended June 30, 2010 is mainly for working capital. Working capital increased $85,819 from $742,064 as of December 31, 2009 to $827,883 as of June 30, 2010.

Investing Activities

For the six months ended June 30, 2010, net cash used by investing activities was $2,115 compared to nil for the same period in 2009. The cash was mainly used for the purchase of new furniture and fixtures for our new subsidiaries.

Financing Activities

Net cash used in financing activities was $113,553 for the six months ended June 30, 2010, compared to $65,910 net cash provided by financing activities for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, there were no financing activities, the difference is mainly due to the changes in temporary advances from directors.

Results of operations for the Three months ended June 30, 2010 compared to the Three months ended June 30, 2009

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	6,765,104	5,361,701
Commission from travel booking services	22,622	42,688
Incentive commissions	81,690	58,461

	6,869,416	5,462,850

Cost of sales	(6,568,280)	(5,147,900)

Gross profit	301,136	314,950
Other operating income	8,133	10,284
Depreciation	(4,634)	(6,809)
Administrative and other operation expenses	(307,402)	(328,570)

Income/(Loss) from operations	(2,767)	(10,145)
Other non-operating income	167	454
Interest expenses	(49)	(579)

Loss before income tax	(2,649)	(10,270)
Income tax	-	-
Minority interest	(14,893)	1,318

Net Income from continuing operations	(17,542)	(8,952)

Revenues

For the three months ended June 30, 2010, the Company has experienced an increase in sales revenues, the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The Company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the three months ended June 30, 2010 was $6,869,416, compared to $5,462,850 in the three months ended June 30, 2009. We generate our revenues primarily from retail and corporate business. For the three months ended June 30, 2010, we derived 98.5%, 0.3% and 1.2% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended June 30, 2010	Three months ended June 30, 2009
	Unaudited	Unaudited
	$	$
Retail and Corporate revenue	6,765,104	5,361,701
Commission from travel booking services	22,622	42,688
Incentive commissions	81,690	58,461
Total revenue	6,869,416	5,462,850

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.62% of our revenue in the Three months ended June 30, 2010 and 94.23% of our revenues in the Three months ended June 30, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Three months ended June 30, 2010	Three months ended June 30, 2009
	Unaudited	Unaudited
	$	$
Total revenue	6,869,416	5,462,850
Cost of sales	(6,568,280)	(5,147,900)

Gross profit	301,136	314,950

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended June 30, 2010 was $301,136, compared to $314,950 in the three months ended June 30, 2009. The gross profit margin rate decreased from 5.76% for the three months ended June 30, 2009 to 4.38% for the three months ended June 30, 2010. The decrease in gross profit margin rate is mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2010 were $307,402 or 4.4% of revenues, while the operating expenses for three months ended June 30, 2009 were $328,570 or 6% of revenues. The decrease in operating expenses was due to our cost saving strategy, which significantly reduced expenses, such as salaries, commissions, and allowances compared to the same period last year.

	Three months ended June 30, 2010	% of Revenue	Three months ended June 30, 2009	% of Revenue
Salaries, commission, allowance	$217,585	3.2%	238,879	4.4%
Legal & Professional fees	9,959	0.1%	9,726	0.2%
Office Rental	24,179	0.3%	23,697	0.4%
Other operating expenses	55,679	0.8%	56,268	1.0%
	$307,402	4.4%	328,570	6.0%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances decreased from $238,879 for the three months ended June 30, 2009 to $217,585 for the three months ended June 30, 2010, the Group flattened its organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the three months ended June 30, 2010 were $9,959 or 0.1% of revenues, while the legal and professional fees for three months ended June 30, 2009 were $9,726 or 0.2% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the three months ended June 30, 2010 was $24,279 or 0.3% of revenues, while the Office rental for three months ended June 30, 2009 was $23,697 or 0.4% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended June 30, 2010 were $55,679 or 0.8% of revenues, while the other expenses for Three months ended June 30, 2009 were $56,268 or 1% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
	$	$

Commission income	-	504
Management service income	8,133	9,780

	8,133	10,284

Commission Income

Commission income for the three months ended June 30, 2010 were nil compared to $504 for three months ended June 30, 2009. During the Three months ended June 30, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). Management service income from BSEL was $8,133 in the three months ended June 30, 2010, compared to $9,780 in the three months ended June 30, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
	$	$

Gain on exchange	164	402
Interest income	3	52

	167	454

Exchange Gain

The exchange gain was $164 for the three months ended June 30, 2010 compared to $402 for the three months ended June 30, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht during the three months ended June 30, 2010.

Interest Income

Interest income was $3 for the Three months ended June 30, 2010, compared to $52 for the three months ended June 30, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the three months ended June 30, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net loss was $2,649 for the three months ended June 30, 2010, compared to a net loss of $10,270 for the three months ended June 30, 2009. The decrease in net loss for the three months ended June 30, 2010 compared to the same period last year was mainly due to the increase in gross margin as a result of the change in the Company’s business strategy, as well as an improvement in the overall economy.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. These temporary loans were unsecured with no fixed term of repayment during the six months ended June 30, 2010. Interest was paid at the rate of 5.5% per annum.

Financing Our Capital Expenditures

During the next 12 months, the Company anticipates that it will implement its business plan for expanding into the China market. The initial investment is expected to be approximately US$1,200,000. These funds will be used for setting up a China flagship company in Shanghai. Expenses are expected to include obtaining travel licenses, office renovation, purchase of communication equipment, purchase of computers and office equipment. An additional investment of US$1,500,000 may be required as the working capital for the Shanghai office.

The new flagship company will be a wholly owned subsidiary of the Company, it will be registered in Shanghai and it will serve as our China headquarters. We subsequently plan to open branch offices in Beijing, Guangzhou, Chongqing and Kunming. There is no assurance that all these plans will be accomplished.

As a marketing tool, an “On-line travel” business team will be set up in Shanghai. The team includes the IT specialist for development of a travel booking system to China.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2010, and the six months ended June 30, 2009, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

The amounts due to related parties, represent advances from certain directors and shareholders of the Company, are interest-bearing at the rate of 5.5% (2009: 5.5%) per annum, and they are unsecured and have no fixed repayment terms. The amounts due from related parties, represent advances to a minority shareholder of Bao Shinn Holidays Limited (“BSHL”). This advance is temporary, it is interest free, it is unsecured and it is due on demand.

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended June 30		For 6 Months ended June 30
			2010	2009	2010	2009
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(22,930)	(24,621)	(92,792)	(76,224)

		Management service income	(8,143)	(9,778)	(16,297)	(22,621)

		Purchase of air tickets and tour packages	13,948	27,603	23,235	64,472

		Rent paid	-	-	-	641

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A.

Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form SB-2, as filed with the United States Securities and Exchange Commission on June 14, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

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

Dated:  August 12, 2010

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President