Form 10-Q
period 2010-09-30
Baoshinn Corp
filed 2010-11-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2010: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Condensed Consolidated Statement of Comprehensive Income (unaudited) for the nine months ended September 30, 2010 and the three months ending September 30, 2010

6

Unaudited Condensed Consolidated Balance Sheet at September 30, 2010 and at September 30, 2009

5

Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and

    September 30, 2009

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

Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, and its results of operations, stockholders’ equity, and its cash flows for the three months ended September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in US Dollars)

	For 3 Months Ended September 30 Unaudited		For 9 months Ended September 30 Unaudited
	2010	2009	2010	2009
	$	$	$	$
Retail and Corporate revenue	8,451,190	6,558,580	22,080,447	18,240,802
Commission from travel booking services	25,550	29,835	82,439	142,862
Incentive commissions	83,025	58,927	236,637	182,094

Net sales	8,559,765	6,647,342	22,399,523	18,565,758
Cost of sales	(8,233,711)	(6,313,256)	(21,385,054)	(17,587,045)

Gross profit	326,054	334,086	1,014,469	978,713
Other operating income – Note 5	9,372	9,774	25,659	32,561
Depreciation	(4,787)	(6,929)	(16,220)	(21,139)
Administrative and other operating expenses	(312,731)	(316,175)	(926,113)	(979,595)

Profit/(Loss) from operations	17,908	20,756	97,795	10,540
Other non-operating (income)/expenses - Note 6	(735)	419	(445)	1,516
Interest expenses – Note 7	-	(295)	(141)	(932)

Profit before income taxes	17,173	20,880	97,209	11,124
Income taxes - Note 8	-	-	-	-

Net Profit	17,173)	20,880	97,209	11,124
Non-controlling interest	(15,716)	(9,963)	(51,636)	(7,743)

Net Profit attributable to the Company	1,457	10,917	45,573	3,381

Earning per share of common stock – Note 4
- Basic	0.007 cents	0.050 cents	0.213 cents	0.016 cents
- Diluted	0.007 cents	0.050 cents	0.210 cents	0.016 cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000	21,400,000
- Diluted	21,780,000	21,648,000	21,657.670	21,536,791

See accompanying notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At September 30,	At December 31
	2010	2009
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	285,536	260,155
Accounts receivable	1,236,704	763,183
Amount due from a related party – Note 12	86,962	87,029
Deposits, prepaid expenses and other receivables – Note 9	860,576	800,482

Total Current Assets	2,469,778	1,910,849
Plant and equipment – Note 10	42,073	52,430

TOTAL ASSETS	2,511,851	1,963,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities

Accounts payable	1,127,319	781,494
Other payables and accrued liabilities – Note 11	345,432	267,566
Income tax payable	6,167	6,172
Amounts due to related parties – Note 12	141,716	113,553

Total current liabilities	1,620,634	1,168,785

TOTAL LIABILITIES	1,620,634	1,168,785

COMMITMENTS AND CONTINGENCIES – Note 16 GOING CONCERN – Note 3

STOCKHOLDERS’ EQUITY
Common stock
Par value : - US$0.001
Authorized: – 200,000,000 shares
Issued and outstanding: – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,778,263	1,778,263
Accumulated other comprehensive income	(243)	32
Accumulated deficit	(1,147,604)	(1,193,172)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	651,816	606,523
NON-CONTROLLING INTERESTS	239,401	187,971

TOTAL STOCKHOLDERS’ EQUITY	891,217	794,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,511,851	1,963,279

See accompanying notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 9 months Ended September 30 unaudited
	2010	2009
	$	$
Cash flows from operating activities
Net Profit	97,209	11,124
Adjustments to reconcile net profit to net cash flows
provided by operating activities :
Depreciation	16,220	21,139

Changes in operating assets and liabilities :
Accounts receivable	(473,521)	(394,957)
Deposits, prepaid expenses and other receivables	(60,094)	7,062
Accounts payable	345,825	251,536
Other payables and accrued liabilities	77,866	(46,696)

Net cash flows provided by/(used in) operating activities	3,505	(150,792)

Cash flows from investing activity
Acquisition of plant and equipment	(3,230)	-

Net cash flows (used in) investing activity	(3,230)	-

Cash flows from financing activities
Amounts due from related parties	-	10,691
Amounts due to related parties	28,163	74,571

Net cash flows provided by financing activities	28,163	85,262

Net increase/ (decrease) in cash and cash equivalents	28,438	(65,530)
Effect of foreign currency translation on cash and cash equivalents	(3,057)	(4,101)
Cash and cash equivalents - beginning of period	260,155	217,453

Cash and cash equivalents - end of period	285,536	147,822

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	141	932
Income taxes	-	-

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. During the year ended September 30, 2008, The Group issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

The group does not have any other liquid investments other than cash at September 30, 2010.

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

During the reporting 9 months ended September 30, 2010 and 2009, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

For 3 months ended 30/09

For 9 months ended 30/09

2010

2009

2010

2009

$

$

$

$

1,287

5,261

5,532

6,038

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

For months Ended September 30,

2010

2009

Quarter end HK$:  US$ exchange rate

7.762

7.751

Average quarterly HK$:  US$ exchange rate

7.771

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2009 is based on the estimated fair value of The Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For 3 months ended September 30		For 9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit	1,457	10,917	45,573	3,381

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	380,000	248,000	257,670	136,791

Diluted weighted average shares	21,780,000	21,648,000	21,657,670	21,536,791

Basic earnings/(loss) per share:	0.007cents	0.050 cents	0.213 cents	0.016 cents

Diluted earnings/(loss) per share:	0.007cents	0.050cents	0.210 cents	0.016 cents

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

During the quarter ended September 30, 2010 and 2009, the Company did not record stock-based compensation.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	For 3 months ended September 30		For 9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$

GDS commission income	-	336	-	712
Management service income	9,372	21,625	25,659	31,849

	9,372	21,961	25,659	32,561

6.

Other non-operating income (expenses)

	For 3 months ended September 30		For 9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$

Gain (Loss) on exchange	(740)	255	(461)	1,045
Interest income	5	164	16	471

	(735)	419	(445)	1,561

7.

Interest expenses

	For 3 months ended September 30		For 9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$

Interest expense	0	295	141	932

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended September 30, 2010 and 2009.

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

.

9.

Deposits, prepaid expenses and other receivables

	At September 30	At December 31
	2010	2009
	(unaudited)	(audited)
	$	$

Security deposits to suppliers [1]	715,298	691,505
Prepayments and other receivables	109,590	76,231
Utility, rental and other deposits	35,688	32,746

	860,576	800,482

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At September 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	47,064	47,934
Office equipment	61,076	99,922

	108,140	147,856

Accumulated depreciation
Furniture and fixtures	24,164	21,264
Office equipment	41,904	74,162

	66,068	95,426

Net
Furniture and fixtures	22,901	26,670
Office equipment	19,172	25,760

	42,073	52,430

Depreciation expenses for the 3 months ended 30 September 2010 are $4,787 (2009: $6,929).

Depreciation expenses for the 9 months ended 30 September 2010 are $16,220 (2009: $21,139).

11.

Other payables and accrued liabilities

	At September 30	At December 31
	2010	2009
	(unaudited)	(audited)
	$	$
Sale deposits received	110,500	102,359
Accrued expenses	171,303	133,404
Other payables	63,629	31,803

	345,432	267,566

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At September 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$
Amount due from shareholder	86,962	87,029

Amounts due to shareholders	141,716	113,553

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the quarter ended September 30, 2010 and 2009 were nil.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life
		$	(year)
Exercisable as of January 1, 2010	230,000	0.35	1.25

Exercisable during 9 months ended September 30, 2010	100,000	0.35

Exercisable as of September 30, 2010	330,000	0.35	0.50

The total intrinsic value during the quarter ended September 30, 2010 and 2009 were $nil as no options were exercised during the respective period.

14.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	For 9 months period ended September 30
	(unaudited)
	2010	2009
Travel Expert Limited (a Hong Kong incorporated travel agent)	15%	11%

Details of the accounts receivable from the one customer with the largest receivable balances at September 30, 2010 and December 31, 2009 are as follows:

	Percentage of account receivable
	September 30, 2010	December 31,2009
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	17%	10%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $23,674 during 9 months ended September 30, 2010 (9 months ended September 30, 2009: $29,786.)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2011, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of September 30, 2010 are as follows:-

September 30, 2010

$

Within 1 year

  96,851

2-5 years

  54,046

150,897

Rental expenses for the 3 months ended 30 September, 2010 were $24,218 (3 months ended 30 September 2009: $23,684).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Related party transactions (Continued)

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended September 30		For 9 months ended September 30
			2010	2009	2010	2009
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(37,587)	(32,860)	(130,379)	(62,870)

		Management service income	(9,003)	(9,778)	(25,300)	(31,851)

		Purchase of air tickets and tour packages	13,201	19,625	36,436	84,407

		Interest Paid	-		18	-

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

Results of operations for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	22,080,447	18,240,802
Commission from travel booking services	82,439	142,862
Incentive commissions	236,637	182,094

	22,399,523	18,565,758

Cost of sales	(21,385,054)	(17,587,045)

Gross profit	1,014,469	978,713
Other operating income	25,659	32,561
Depreciation	(16,220)	(21,139)
Administrative and other operation expenses	(926,113)	(979,595)

Income from operations	97,795	10,540
Other non-operating income (expenses)	(445)	1,516
Interest expenses	(141)	(932)

Profit before income tax	97,209	11,124
Income tax	-	-
Non- controlling interest	(51,636)	(7,743)

Net Income from continuing operations	45,573	3,381

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net income of $45,573 for the nine months ended September 30, 2010 and a net loss since inception of $1,147,604. On September 30, 2010 we had cash on hand of $285,536. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2009, which are included in this quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of the Company’s shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

Revenues

For the nine months ended September 30, 2010, the Company has experienced an increase in sales revenues, and the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China, second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the nine months ended September 30, 2010 was $22,399,523, compared to $18,565,758 in the nine months ended September 30, 2009. We generate our revenues primarily from retail and corporate business. For the nine months ended September 30, 2010, we derived 98.5%, 0.4% and 1.1% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	Unaudited	Unaudited

	$	$
Retail and Corporate revenue	22,080,447	18,240,802
Commission from travel booking services	82,439	142,862
Incentive commissions	236,637	182,094

Total revenue	22,399,523	18,565,758

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.46% of our revenue in the nine months ended September 30, 2010 and 94.73% of our revenues in the nine months ended September 30, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	Unaudited	Unaudited
	$	$
Total revenue	22,399,523	18,565,758
Cost of sales	(21,383,054)	(17,587,045)

Gross profit	1,014,469	978,713

Gross Profit and Gross Profit Margin

Our gross profit for the nine months ended September 30, 2010 was $1,014,469, compared to $978,713 in the nine months ended September 30, 2009. The gross profit margin rate increased from 4.53% for the nine months ended September 30, 2009 to 5.27% for the nine months ended September 30, 2010. The increase in our gross profit margin rate is mainly due to the recovery of the Hong Kong economy for the 9 months ended September 30, 2010.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2010 were $926,113 or 4.1% of revenues, while the operating expenses for nine months ended September 30, 2009 were $979,595 or 5.3% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which significantly reduced salaries, commissions, and allowances as compared to the same period last year.

	Nine months ended September 30, 2010	% of Revenue	Nine months ended September 30, 2009	% of Revenue
Salaries, commission, allowance	$562,034	2.5%	$624,025	3.3%
Legal & Professional fees	29,468	0.1%	29,786	0.2%
Office Rental	72,638	0.4%	71,070	0.4%
Other operating expenses	261,973	1.1%	254,714	1.4%
	$926,113	4.1%	$979,595	5.3%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances has decreased from $624,025 for the nine months ended September 30, 2009 to $562,034 for the nine months ended September 30, 2010, The Group has flattened organization structure by cutting senior management staff reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the nine months ended September 30, 2010 were $29,468 or 0.1% of revenues, while the legal and professional fees for nine months ended September 30, 2009 were $29,786 or 0.2% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the nine months ended September 30, 2010 was $72,638 or 0.4% of revenues, while the Office rental for nine months ended September 30, 2009 was $71,070 or 0.4% of revenues.  Office rental expenses in the current period were consistent to the same period last year.

Other General and Administration Expenses

Other expenses for the nine months ended September 30, 2010 were $261,973 or 1.1% of revenues, while the other expenses for nine months ended September 30, 2009 were $254,714 or 1.4% of revenues. The expenses in the current period were consistent to the same period last year.

Other operating income

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited
	$	$

Commission income	-	712
Management service income	25,659	31,849

	25,659	32,561

Commission Income

Commission income for the nine months ended September 30, 2010 were nil compared to $712 for nine months ended September 30, 2009. During the nine months ended September 30, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $25,659 in the nine months ended September 30, 2010, compared to $31,849 in the nine months ended September 30, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income / (expenses)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited
	$	$

Gain/(Loss) on exchange	(461)	1,045
Interest income/expenses	16	471

	(445)	1,516

Exchange Gain

The exchange (loss)/gain was $(461) for the nine months ended September 30, 2010 compared to $1,045 in the nine months ended September 30, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the nine months ended September 30, 2010

The Company pays overseas suppliers in their currency, and charges its customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, the Company incurs exchange differences in transactions with overseas suppliers. The Company recognizes the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

Interest income was $16 for the nine months ended September 30, 2010, compared to $471 for the nine months ended September 30, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the nine months ended September 30, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net income was $45,573 for the nine months ended September 30, 2010, compared to a net income of $3,381 for the nine months ended September 30, 2009. The increase in net income for the nine months ended September 30, 2010 compared to the same period last year was mainly due to the increase in gross margin as a result of the Company’s change in business strategy, as well as an improvement in the general economy in the beginning of 2010 compared to the same period in 2009.

Operating Activities

Net cash provided by operating activities was $3,505 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $150,792 for the nine months ended September 30, 2009. The cash provided during the nine months ended September 30, 2010 is mainly for working capital. Working capital increased $107,080 from $742,064 as of December 31, 2009 to $849,144 as of September 30, 2010.

Investing Activities

For the nine months ended September 30, 2010, net cash used in investing activities was $3,230 compared to nil for the same period in 2009. The cash was mainly used for the purchase of new office equipment for our subsidiary.

Financing Activities

Net cash provided by financing activities was $28,163 for the nine months ended September 30, 2010, compared to $85,262 net cash provided by financing activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, there were no financing activities, the movement in cash is mainly due to the changes in temporary advances from directors.

Results of operations for the Three months ended September 30, 2010 compared to the Three months ended September 30, 2009

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	8,451,190	6,558,580
Commission from travel booking services	25,550	29,835
Incentive commissions	83,025	58,927

	8,559,765	6,647,342

Cost of sales	(8,233,711)	(6,313,256)

Gross profit	326,054	334,086
Other operating income	9,372	9,774
Depreciation	(4,787)	(6,929)
Administrative and other operation expenses	(312,731)	(316,175)

Income from operations	17,908	20,756
Other non-operating income/(expenses)	(735)	419
Interest expenses	-	(295)

Profit before income tax	17,173	20,880
Income tax	-	-
Non-controlling interest	(15,716)	(9,963)

Net Income from continuing operations	1,457	10,917

Revenues

For the three months ended September 30, 2010, the Company has experienced an increase in sales revenues, the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The Company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the three months ended September 30, 2010 was $8,451,190, compared to $6,558,580 in the three months ended September 30, 2009. We generate our revenues primarily from retail and corporate business. For the three months ended September 30, 2010, we derived 98.7%, 0.3% and 1.0% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended September 30, 2010	Three months ended September 30, 2009
	Unaudited	Unaudited
	$	$
Retail and Corporate revenue	8,451,190	6,558,580
Commission from travel booking services	25,550	29,835
Incentive commissions	83,025	58,927

Total revenue	8,559,765	6,647,342

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 96.2% of our revenue in the Three months ended September 30, 2010 and 95% of our revenues in the Three months ended September 30, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Three months ended September 30, 2010	Three months ended September 30, 2009
	Unaudited	Unaudited
		$
Total revenue	8,559,765	6,647,342
Cost of sales	(8,233,711)	(6,313,256)

Gross profit	326,054	334,086

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended September 30, 2010 was $326,054, compared to $334,086 in the three months ended September 30, 2009. The gross profit margin rate decreased from 5.03% for the three months ended September 30, 2009 to 3.81% for the three months ended September 30, 2010. The decrease in gross profit margin rate is mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2010 were $312,731 or 3.7% of revenues, while the operating expenses for three months ended September 30, 2009 were $316,175 or 4.8% of revenues. The decrease in operating expenses was due to our cost saving strategy, which significantly reduced expenses, such as salaries, commissions, and allowances compared to the same period last year.

	Three months ended September 30, 2010	% of Revenue	Three months ended September 30, 2009	% of Revenue
Salaries, commission, allowance	$196,341	2.3%	191,389	2.9%
Legal & Professional fees	9,846	0.1%	9,720	0.1%
Office Rental	24,218	0.3%	23,684	0.4%
Other operating expenses	82,326	1.0%	91,382	1.4%
	$ 312,731	3.7%	316,175	4.8%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased from $191,389 for the three months ended September 30, 2009 to $196,341 for the three months ended September 30, 2010, the Group flattened its organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the three months ended September 30, 2010 were $9,846 or 0.1% of revenues, while the legal and professional fees for three months ended September 30, 2009 were $9,720 or 0.1% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the three months ended September 30, 2010 was $24,218 or 0.3% of revenues, while the Office rental for three months ended September 30, 2009 was $23,684 or 0.4% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended September 30, 2010 were $82,326 or 1% of revenues, while the other expenses for Three months ended September 30, 2009 were $91,382 or 1.4% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited
	$	$

Commission income	-	336
Management service income	9,372	21,625

	9,372	21,961

Commission Income

Commission income for the three months ended September 30, 2010 were nil compared to $336 for three months ended September 30, 2009. During the Three months ended September 30, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). Management service income from BSEL was $9,372 in the three months ended September 30, 2010, compared to $21,625 in the three months ended September 30, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income / (expenses)

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited
	$	$

Gain / (Loss) on exchange	(740)	255
Interest income	5	164

	(735)	419

Exchange Gain

The exchange (loss)/gain was $(740) for the three months ended September 30, 2010 compared to $255 for the three months ended September 30, 2009. This was attributable to depreciation of the Hong Kong Dollar against foreign currencies, including RMB and the Thai Baht during the three months ended September 30, 2010

Interest Income

Interest income was $5 for the Three months ended September 30, 2010, compared to $164 for the three months ended September 30, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the three months ended September 30, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net profit was $17,173 for the three months ended September 30, 2010, compared to a net profit of $20,880 for the three months ended September 30, 2009. The decrease in net profit for the three months ended September 30, 2010 compared to the same period last year was mainly due to the increase in gross margin as a result of the change in the Company’s business strategy, as well as an improvement in the overall economy.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. These temporary loans were unsecured with no fixed term of repayment during the nine months ended September 30, 2010. Interest was paid at the rate of 5.5% per annum.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2010, and the nine months ended September 30, 2009, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended September 30		For 9 Months ended September 30
			2010	2009	2010	2009
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(37,587)	(32,860)	(130,379)	(62,870)

		Management service income	(9,003)	(9,778)	(25,300)	(31,851)

		Purchase of air tickets and tour packages	13,201	19,625	36,436	84,407
		Interest paid	-	-	18	-

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

Dated:  November 15, 2010

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President