Form 10-K
period 2010-12-31
Baoshinn Corp
filed 2011-03-30
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

6,550,000 common shares @ $0.021* = $137,550

*Average of bid and ask closing prices on June 30, 2010.

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

21,400,000 common shares issued and outstanding as of March 28, 2011

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

Operation

BSIE’s headquarters is located in Kowloon, Hong Kong. The office lease is for a term of six (6) years, and it commenced on January 1, 2004. On January 2, 2010 the lease was renewed for another 2 years, and that extension will expire on December 31, 2011. Bao Shinn Holidaies Limited (“BSHL”), which is one of the Company’s subsidiaries (55% owned), is located in Central Hong Kong, and its office lease for a twelve (12) year term commencing on July 28, 2008.

BSIE has 17 employees, and BSHL has 15 employees as of the end of 2010.

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

4.

International Sports events, including the Macau Grand Prix in November and the Hong Kong Rugby Seven are held every year and have been attracting a large number of visitors to Hong Kong:

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

Airlines are trying to build up e-ticket systems/internet booking systems, so they can reach end customers directly without the use of travel agents. However whether the e-ticket system can be successful in Hong Kong and China is still a question mark. With the limitations of e-ticketing itself, and different consumer habits in Greater China compared to developed western countries, time will tell whether e-ticket can be prevail in greater China.

Limitations & Regulations

•

E-tickets are normally non-endorsable, non-re-routable, and they lack flexibility when dealing with more complicated bookings.

•

Details are input by the end-customer, and it is very easy to create errors by those not familiar with airline coding.

•

Dependence on internet and computer system will be a disaster during system outage.

•

E-tickets are not a growing trend in the Greater China Region on the consumer end.

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

Employees

We have approximately 32 employees in Hong Kong.

ITEM 1.A.  RISK FACTORS.

Not Applicable as a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$3,107	01/01/2010 - 12/31/2011	Bao Shinn International Express

Tak Shing Investment Co. Ltd.	Room 208 Tak shing House. 20 Des Voeux Road Central, Hong Kong	$4,974	07/28/2010 - 07/27/2012	Bao Shinn Holidays Limited
Twelve Months Ending December 31:	Future Minimum Lease Payments $

December 31, 2011	96,803

December 31, 2012	29,819

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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER

  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN”. The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2010, was $.045.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2008	.40	.30
June 30, 2008	.39	.10
September 30, 2008	.10	.07
December 31, 2008	.21	.07
March 31, 2009	.21	.21
June 30, 2009	.21	.02
September 30, 2009	.02	.02
December 31, 2009	.02	.02
March 31, 2010	.02	.02
June 30, 2010	.021	.021
September 30, 2010	.022	.022
December 31, 2010	.045	.045

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

(b)

HOLDERS. As of December 31, 2010, we had approximately 25 shareholders of record who held 21,400,000 shares of the Company‘s common stock. This figure does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2010, there are approximately 73 beneficial owners of our Common Stock, when these shareholders are considered.

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

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average exercise Price of outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	None	Nil	Nil

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

Results of operations for year ended December 31, 2010 compared to year ended December 31, 2009

	For Year Ended 31 Dec, 2010	For Year Ended 31 Dec, 2009
	$	$

Retail and Corporate revenue	30,161,944	23,912,150
Commission from travel booking services	117,873	156,544
Incentive commissions	320,610	239,045

Net sales	30,600,427	24,307,739
Cost of sales	(29,252,793)	(23,008,756)

Gross profit	1,347,634	1,298,983
Other operating income – Note 5	59,226	54,984
Depreciation	(21,601)	(27,821)
Administrative and other operating expenses	(1,285,542)	(1,298,752)

Income/(Loss) from operations	99,717	27,394
Other non-operating income - Note 6	4,917	1,149
Interest expenses – Note 7	(736)	(1,230)

Income/(Loss) before income taxes	103,898	27,313
Income taxes - Note 8	(24,433)	(6,176)

Net Income/(Loss)	79,465	21,137
Non-controlling interest	(53,711)	(15,978)

Net Income/(Loss) attributable to The Group	25,754	5,159

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net income of $25,754 for the year ended December 31, 2010 and a net loss since inception of $1,167,418. On December 31, 2010 we had cash on hand of $547,485. These circumstances raise substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of the Company’s shareholders have verbally agreed to provide continuing financial support to the Company for future losses it may incur.

Revenues

For the year ended December 31, 2010, the Company has experienced an increase in sales revenues, and the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China, second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the year ended December 31, 2010 was $30,600,427, compared to $24,307,739 in the year ended December 31, 2009. We generate our revenues primarily from retail and corporate business. For the year ended December 31, 2010, we derived 98.6%, 0.3% and 1.1% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Year ended December 31, 2010	Year ended December 31, 2009
	Audited	Audited

	$	$
Retail and Corporate revenue	30,161,944	23,912,150
Commission from travel booking services	117,873	156,544
Incentive commissions	320,610	239,045

Total revenue	30,600,427	24,307,739

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

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.6% of our revenue in the year ended December 31, 2010 and 94.7% of our revenues in the year ended December 31, 2009.

The table below sets forth the cost of sales for the periods indicated.

	Year ended December 31, 2010	Year ended December 31, 2009
	Audited	Audited
	$	$
Total revenue	30,600,427	24,307,739
Cost of sales	(29,252,793)	(23,008,756)

Gross profit	1,347,634	1,298,983

Gross Profit and Gross Profit Margin

Our gross profit for the year ended December 31, 2010 was $1,347,634, compared to $1,298,983 in the year ended December 31, 2009. The gross profit margin rate decreased from 5.3% for the year ended December 31, 2009 to 4.4% for the year ended December 31, 2010. The decrease in our gross profit margin rate is mainly due to the increase in fuel surcharge during 2010. Fuel surcharge lead to an increase in air ticket turnover, however the gross profit per ticket stays the same, consequently gross profit margin rate decreased.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2010 were $1,285,542 or 4.2% of revenues, while the operating expenses for year ended December 31, 2009 were $1,298,752 or 5.3% of revenues. The decreases in dollar amount are mainly attributable to our cost saving strategy, which reduced salaries, commissions, and allowances as compared to the same period last year.

	Year ended December 31, 2010	% of Revenue	Year ended December 31, 2009	% of Revenue
Salaries, commission, allowance	$ 894,046	2.9%	$ 928,588	3.8%
Legal & Professional fees	35,912	0.1%	40,635	0.2%
Office Rental	96,877	0.4%	94,772	0.4%
Other operating expenses	258,707	0.8%	234,757	0.9%
	$1,285,542	4.2%	$1,298,752	5.3%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances has decreased from $928,588 for the year ended December 31, 2009 to $894,046 for the year ended December 31, 2010, The Group has flattened organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to reduce back office costs.

Legal and Professional Fees

Legal and professional fees for the year ended December 31, 2010 were $35,912 or 0.1% of revenues, while the legal and professional fees for year ended December 31, 2009 were $40,635 or 0.2% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the year ended December 31, 2010 was $96,877 or 0.4% of revenues, while the Office rental for year ended December 31, 2009 were $94,772 or 0.4% of revenues.  Office rental expenses in the current period were consistent to the same period last year.

Other General and Administration Expenses

Other expenses for the year ended December 31, 2010 were $258,707 or 0.8% of revenues, while the other expenses for year ended December 31, 2009 were $234,757 or 0.9% of revenues. The expenses in the current period were consistent to the same period last year.

Other operating income

	Year Ended	Year Ended
	Dec 31, 2010	Dec 31, 2009
	Audited	Audited

GDS commission income	-	1,737
Refund Write back	24,580	12,153
Management service income	34,646	41,094

	59,226	54,984

Commission Income

Commission income for the year ended December 31, 2010 were nil compared to $1,737 for year ended December 31, 2009. During the year ended December 31, 2010, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. The Company currently has 4 GDS‘s installed; they are “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details its usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

The Company encourages its consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy’s experience with different systems, the Company leaves it to the consultant’s discretion to choose the GDS it uses.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of the company’s outstanding common stock. The Company has provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $34,646 in the year ended December 31, 2010, compared to $41,094 in the year ended December 31, 2009.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income / (expenses)

	Year Ended	Year Ended
	Dec 31, 2010	Dec 31, 2009
	Audited	Audited

Gain on exchange	-	825
Interest income	16	324
Sundry income	4,901	-

	4,917	1,149

Exchange Gain

The exchange (loss)/gain was $nil for the year ended December 31, 2010 compared to $825 in the year ended December 31, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the year ended December 31, 2010.

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

Interest Income

Interest income was $16 for the year ended December 31, 2010, compared to $324 for the year ended December 31, 2009. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the year ended December 31, 2010 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net income was $25,754 for the year ended December 31, 2010, compared to a net income of $5,159 for the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 compared to the same period last year was mainly due to the increase in gross profit as a result of the Company’s change in business strategy, as well as an improvement in the general economy in 2010 compared to 2009.

Operating Activities

Net cash provided by operating activities was $396,955 for the year ended December 31, 2010, compared to net cash used in operating activities of $12,901 for the year ended December 31, 2009. The cash provided during the year ended December 31, 2010 is mainly due to the movement in working capital. Working capital increased $45,894 from $742,064 as of December 31, 2009 to $787,958 as of December 31, 2010.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $68,635 compared to $193 for the same period in 2009. The cash was mainly used for the purchase of new office equipment for our subsidiary.

Financing Activities

Net cash used by financing activities was $39,085 for the year ended December 31, 2010, compared to $34,327 net cash provided by financing activities for the year ended December 31, 2009. For the year ended December 31, 2010 and 2009, there were no financing activities, the movement in cash is mainly due to the changes in temporary advances from directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2010, 2009 and

Nine Months Ended December 31, 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2010 and 2009 and the nine months ended December 31, 2008.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 and 2009 and nine months ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

March 30, 2011

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At December 31,
	2010	2009
	$	$
ASSETS
Current Assets
Cash and cash equivalents	547,485	260,155
Accounts receivable	1,695,759	1,182,614
Deferred cost – note 13	1,200,598	416,651
Restricted cash	12,861	-
Amount due from a related party – Note 12	-	87,029
Deposits, prepaid expenses and other receivables – Note 9	785,854	800,482

Total Current Assets	4,242,557	2,746,931
Plant and equipment – Note 10	41,475	52,430

TOTAL ASSETS	4,284,032	2,799,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,804,077	1,198,145
Deferred revenue – note 13	1,217,300	419,431
Other payables and accrued liabilities – Note 11	414,354	267,566
Income tax payable	18,568	6,172
Amounts due to related parties – Note 12	300	113,553

Total current liabilities	3,454,599	2,004,867

TOTAL LIABILITIES	3,454,599	2,004,867

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2010 - US$0.001
Authorized: 2010 – 200,000,000 shares
Issued and outstanding: 2010 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,793,596	1,778,263
Accumulated other comprehensive income	(1,329)	32
Accumulated deficit	(1,167,418)	(1,193,172)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	646,249	606,523
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	183,184	187,971

ATTRIBUTBLE TO THE GROUP	829,433	794,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,284,032	2,799,361

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

	For Year Ended 31 Dec, 2010	For Year Ended 31 Dec, 2009	For 9 Months Ended 31 Dec, 2008
	$	$	$

Retail and Corporate revenue	30,161,944	23,912,150	24,704,983
Commission from travel booking services	117,873	156,544	113,117
Incentive commissions	320,610	239,045	304,787

Net sales	30,600,427	24,307,739	25,122,887
Cost of sales	(29,252,793)	(23,008,756)	(24,076,245)

Gross profit	1,347,634	1,298,983	1,046,642
Other operating income – Note 5	59,226	54,984	57,725
Depreciation	(21,601)	(27,821)	(28,866)
Administrative and other operating expenses	(1,285,542)	(1,298,752)	(1,224,028)

Income/(Loss) from operations	99,717	27,394	(148,527)
Other non-operating income - Note 6	4,917	1,149	10,266
Interest expenses – Note 7	(736)	(1,230)	(8,083)

Income/(Loss) before income taxes	103,898	27,313	(146,344)
Income taxes - Note 8	(24,433)	(6,176)	-

Net Income/(Loss)	79,465	21,137	(146,344)
Non-controlling interest	(53,711)	(15,978)	2,171

Net Income/(Loss)	25,754	5,159	(144,173)

Earning/(Loss) per share of common stock – Note 4
- Basic	0.12 cents	0.02 cents	(0.67) cents
- Diluted	0.12 cents	0.02 cents	(0.67) cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000
- Diluted	21,688,504	21,623,860	21,400,000

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2010	For Year Ended Dec 31, 2009	For 9-Months Ended Dec 31, 2008
	$	$	$
Cash flows from operating activities
Net Income/(loss)	25,754	5,159	(144,173)
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities:
Depreciation	21,601	27,821	28,866
Loss on disposal of property and equipment	-	-	17,174
Stock based compensation	15,333	11,500	(2,300)
Non-controlling interest	53,711	15,978	(2,171)
Changes in operating assets and liabilities:
Accounts receivable	(513,145)	220,555	179,107
Deferred cost	(783,947)	66,666	96,998
Deposits, prepaid expenses and other receivables	14,628	139,756	(33,754)
Accounts payable	605,932	(388,562)	(99,122)
Deferred revenue	797,869	(83,109)	(73,479)
Other payables and accrued liabilities	146,788	(9,035)	(41,430)
Income tax payable	12,431	6,172	-

Net cash flows generated from/( used in) operating activities	396,955	12,901	(74,284)

Cash flows from investing activities
Incorporation of a subsidiary, net of cash	-	-	87,078
Proceeds of disposal of plant and equipment	-	-	5,742
Acquisition of plant and equipment	(10,758)	(193)	(43,378)
Dividend paid to non-controlling interest	(57,877)	-	-

Net cash flows (used in)/provided by investing activities	(68,635)	(193)	49,442

Cash flows from financing activities
Amounts due from related parties	87,029	(76,388)	(7,095)
Amounts due to related parties	(113,253)	110,715	2,838
Increase in restricted cash	(12,861)	-	-

Net cash flows provided by/(used in) financing activities	(39,085)	34,327	(4,257)

Net increase/(decrease) in cash and cash equivalents	289,235	47,035	(29,099)
Effect of foreign currency translation on cash and cash equivalents	(1,905)	(4,333)	3,194
Cash and cash equivalents - beginning of year	260,155	217,453	243,358

Cash and cash equivalents - end of year	547,485	260,155	217,453

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	736	1,230	8,083
Income taxes	12,002	-	-

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income/(loss)	deficit	Total
		$	$	$	$	$

Balance, March 31, 2008	21,400,000	21,400	1,769,063	1,029	(1,054,158)	737,334
Reversal of stock based compensation	-	-	(2,300)	-	-	(2,300)
Comprehensive income
Net loss	-	-	-	-	(144,173)	(144,173)
Foreign currency translation
adjustments	-	-	-	3,419	-	3,419
Total comprehensive income	-	-	-	3,419	(144,173)	(140,754)

Balance, December 31, 2008	21,400,000	21,400	1,766,763	4,448	(1,198,331)	594,280
Stock based compensation	-	-	11,500	-	-	11,500
Comprehensive income
Net Income	-	-	-	-	5,159	5,159
Foreign currency translation
adjustments	-	-	-	(4,416)	-	(4,416)
Total comprehensive income	-	-	-	(4,416)	5,159	743
Balance, December 31, 2009	21,400,000	21,400	1,778,263	32	(1,193,172)	606,523
Stock based compensation			15,333	-	-	15,333
Comprehensive income
Net Income	-	-	-	-	25,754	25,754
Foreign currency translation
adjustments	-	-	-	(1,361)	-	(1,361)
Total comprehensive income	-	-	-	(1,361)	25,754	39,726
Balance, December 31, 2010	21,400,000	21,400	1,793,596	(1,329)	(1,167,418)	646,249

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. During the year ended March 31, 2008, Baoshinn Corporation and its subsidiaries (collectively referred to as the Group) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

On February 20, 2008, Bao Shinn International Express Limited (“BSIE”) incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.128 per share. On October 2009, BSCE has been deregistered.

On July 16, 2008, Bao Shinn Holidays Limited (“BSHL”) was incorporated with 3,000,000 ordinary shares issued and paid at $0.128 per share. BSIE owns 55% of BSHL.

2.

Description of business

BSIE, a wholly owned subsidiary of the Group, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines that provides travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services.

However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies.

BSHL offers extended travel services primarily focused on corporate client in Hong Kong and the Mainland China.

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company generated a net profit for the year ended December 31, 2010 of $25,754, on December 31, 2010 it had an accumulated deficit of $1,167,418 and a working capital of $787,958.

Management believes that actions presently taken to revise the Group’s operating and financial requirements provide the opportunity for the Group to continue as a going concern. The Group’s ability to achieve these objectives cannot be determined at this stage. If the Group is unsuccessful in its endeavors, it may be forced to cease operations. These financial statements do not include any adjustments that might result from this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restricted cash

Certain cash balances are held as security for short-term bank guarantee deposit for the International Air Transport Association and are classified as restricted cash in the consolidated balance sheets.

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

During the reporting year ended December 31, 2010, the Group had experienced the bad debts of $9,773. The Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts during the year ended December 31, 2009 and the 9 months ended December 31, 2008.

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

20% - 50%

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

Deferred revenue

The Group records deferred revenue when it receives payments in advance of the completion of delivery of travel services. Hence, revenue from retail and corporate travel service is deferred. Upon completion of delivery of travel services, the Group recognized this as sales in the consolidated statement of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Deferred cost

The Group adopted an indented policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of travel services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended

Year Ended

9-months Ended

Dec 31, 2010

Dec 31, 2009

Dec 31, 2008

$5,534

$6,610

$1,730

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

			9-months
	Year ended	Year ended	period ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
Period/year end HK$ : US$ exchange rate	7.775	7.756	7.7510
Average periodically/yearly HK$ : US$ exchange rate	7.769	7.751	7.7802

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2010 is based on the estimate fair value of The Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended 31 Dec, 2010	Year Ended 31 Dec, 2009	9-Months Ended 31 Dec, 2008
	$	$	$
Numerator for basic and diluted earnings per share:
Net Income/(loss)	25,754	5,159	(144,173)

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	288,504	223,860	-

Diluted weighted average shares[1]	21,688,504	21,623,860	21,400,000

Basic earnings/(loss) per share: 0.12	0.12 cents	0.02 cents	(0.67) cents

Diluted earnings/(loss) per share:	0.12 cents	0.02 cents	(0.67) cents

1 Due to the net loss in the 9-months ended December 31, 2008, diluted shares used in the diluted EPS calculation represent basic shares for the 9-months ended December 31, 2008. Using actual diluted shares would result in anti-dilution. There were no anti-dilutive shares for the 9-months ended December 31, 2008.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Stock-Based Compensation

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Share- Compensation (formerly, FASB Statement 123R), the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During the year ended December 31, 2010 and 2009, The Group recorded stock-based compensation of $15,333 and $11,500 respectively.

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

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

5.

Other operating income

	Year Ended	Year Ended	9 Months Ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	$	$	$

GDS commission income	-	1,737	4,277
Refund Write back	24,580	12,153	19,923
Management service income	34,646	41,094	33,525

	59,226	54,984	57,725

6.

Other non-operating income

	Year Ended	Year Ended	9 Months Ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	$	$	$

Gain on exchange	-	825	2,907
Interest income	16	324	1,357
Sundry income	4,901	-	3,702
Reversal of Stock Based compensation	-	-	2,300

	4,917	1,149	10,266

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	Year Ended	Year Ended	9 Months Ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	$	$	$

Interest expense	736	1,230	8,083

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2008, 2009 and 2010.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax. at 16.5% for the year ended December 31, 2010 and 2009.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income/(loss) before taxes for the year ended December 31, 2010 and 2009 and 9 months ended December 31, 2008.

	Year Ended	Year Ended	9 Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	$	$	$

Income/(Loss) before taxes	25,754	5,159	(144,173)

Computed tax benefit at Hong Kong
income tax rate	34,235	(6,087)	(28,950)
Valuation allowance adjustment	(596)	(6,965)	26,773
Non-taxable items	(11,690)	(82)	(224)
Non-deductible expenses	65	15,200	7,386
Others	2,419	4,110	(4,985)

	24,433	6,176	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income Taxes (Continued)

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Group follows FASB Accounting Standard Codification Topic 740- (ASC 740) “Income taxes”, ASC 740 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance has been provided as of December 31, 2008. For the year ended December 31, 2010 and 2009, the Group does not have any tax loss carrying-forwards, therefore does not recognize deferred tax assets.

	Year Ended	Year Ended	9 Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	$	$	$
Deferred tax assets
Tax loss carrying-forwards	-	-	26,773
Valuation allowance	-	-	26,773

Net deferred tax asset	-	-	-

9.

Deposits, prepaid expenses and other receivables

	At December 31,
	2010	2009
	$	$

Security deposits to suppliers [1]	699,732	691,505
Prepayments and other receivables	55,458	76,231
Utility, rental and other deposits	30,664	32,746

	785,854	800,482

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	At December 31,
	2010	2009
	$	$
Cost
Furniture and fixtures	51,333	47,934
Office equipment	61,472	99,922

	112,805	147,856

Accumulated depreciation
Furniture and fixtures	26,913	21,264
Office equipment	44,417	74,162

	71,330	95,426

Net

Furniture and fixtures	24,420	26,670
Office equipment	17,055	25,760

	41,475	52,430

Depreciation expenses for the year ended December 31, 2010 are $21,601 (for the year ended December 31, 2009: $27,821, for the 9-months period ended December 31, 2008: $28,866).

11.

Other payables and accrued liabilities

	At December 31,
	2010	2009
	$	$

Sale deposits received	165,447	102,359
Accrued expenses	199,693	133,404
Other payables	49,214	31,803

	414,354	267,566

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At 31 December
	2010	2009
	$	$

Amounts due from related parties	-	87,029

Amounts due to related parties	300	113,553

The amounts due from related parties, represent advances to a minority shareholder of Bao Shinn Holidays Limited (“BSHL”), is temporary advance, interest free, unsecured and due on demand.

The amounts due to related parties, represent advances from certain directors and shareholders of The Group, are interest free (2009: 5.5% per annum), unsecured and have no fixed repayment terms.

13.

Deferred cost and revenue

The Group has re-evaluated its accounting treatment for revenues from retail and corporate travel services from previously issued financial statements and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services respectively as at the year end (see note 4). The deferred cost and revenue had been offset with accounts payable and receivables respectively in the previous years. To enhance the accuracy and adequacy of the disclosure, the Group revised the previously issued financial statements as of and for the year ended December 31, 2009 to correct the classification corresponding to its presentation.

The effect of this reclassification is to increase accounts receivable by $419,431, increase accounts payable by $416,651, increase deferred revenue by $419,431 and increase deferred cost by $416,651 as of December 31, 2009, as compared to the Group’s previously issued financial statements.

14.

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

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the year ended December 31, 2010 and 2009 was $15,333 and $11,500 respectively which was charged to the consolidated statement of operations and credited to contributed surplus. During the 9 months ended December 31, 2008, the Group recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income.

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Balance as of December 31, 2010	330,000	0.35	0.25

Exercisable as of December 31, 2008	155,000	0.35	2.25

Exercisable during the year	75,000	0.35
Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35

Exercisable as of December 31, 2010	330,000	0.35	0.25

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended	9 months ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
Travel Expert Limited (a Hong Kong incorporated travel agent)	16%	13%	13%

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.

Concentration of credit (Continued)

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2010 and 2009 are as follows:

	Percentage of account receivable
	December 31
	2010	2009
Travel Expert Limited (a Hong Kong incorporated travel agent)	18%	13%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $31,629 during year ended December 31, 2010 (for the year ended December 31, 2009: $36,337, for the nine months ended December 31, 2008: $31,813).

17.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2010 and 2009:

		Fair Value Measurements at reporting date using
	December 31, 2010	Quoted Price in active Markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	1,695,759	-	-	1,695,759
Deferred cost	1,200,598	-	-	1,200,598
Restricted cash	12,861	-	-	12,861
Amount due from a related party	785,854	-	-	785,854

Liabilities
Accounts payable	1,804,077	-	-	1,804,077
Deferred revenue	1,217,300	-	-	1,217,300
Other payables and accrued liabilities	414,354	-	-	414,354
Amounts due to related parties	300	-	-	300

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	1,182,614	-	-	1,182,614
Deferred cost	416,651			416,651
Prepaid expenses and other receivables	800,482	-	-	800,482
Amount due from a related party	87,029	-	-	87,029

Liabilities
Accounts payable	1,198,145	-	-	1,198,145
Deferred revenue	419,431			419,431
Other payables and accrued liabilities	267,566	-	-	267,566
Amounts due to related parties	113,553	-	-	113,553

Level 3 financial assets represent the fair value of our accounts receivables.

18.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2010 are as follows:-

December 31

$

2011

 96,803

2012

 29,819

126,622

Rental expenses for the year ended December 31, 2010 were $96,877 (for the year ended December 31, 2009: $94,772, for the nine months ended December 31, 2008 was $84,880).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions.

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2010	Year ended December 31, 2009	9-months ended December 31, 2008
			$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(159,653)	(137,129)	(73,076)

		Management service income	(34,436)	(41,094)	(33,525)

		Purchase of air tickets and tour packages	57,797	78,071	96,434

		Loan interest paid	121	18	12

		Rent paid	-	-	643

		Amount due from/(to)	(300)	(3,960)	10,691

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(1,113,244)	(533,683)	(5,427)
		Interest paid	-	32	-

		Purchase of air tickets and tour packages	7,950	58,094	12,247

		Sales of plant and equipment	-	-	(2,631)

		Account receivable	53,449	26,636	1,021

		Account payables	(19,236)	(8,839)	(4,708)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2010	Year ended December 31, 2009	9-months ended December 31, 2008
			$	$	$

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	17,356	31,299	58,976
		Sale of air tickets and tour packages	-	(6,164)	-

		Account payables	(26,266)	(7,576)	(18,946)

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(27,892)	(14,204)	(18,009)

		Account receivables	-	1,539	201

20.

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

ITEM 9A.(T)  CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2010:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	39	President, C.F.O., Director
Ricky Chiu	40	Director
Benny Kan	46	C.E.O., Director
Mike Lam	39	Director, Secretary

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

Sean Webster has been the President and Chief Financial Officer of Baoshinn Corporation since March 25, 2008. Mr. Webster has been the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. since October 6, 2008 and also serves as its Chief Technology Officer and Principal Accounting Officer. Mr. Webster has been Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., since April 8, 2008. From January 1999 to April 1999, Mr. Webster served as an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. Since May, 1999 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc. until October 2008 (now called Macquarie Private Wealth). He served as Lead Broker for Grand Power Logistics Group Inc.'s (TSX-V:GPW) initial public offering in November 2004 on the TSX Venture Exchange. Mr. Webster graduated from the University of Calgary in 1996 with BA in Economics, and a minor in Management and Commerce.

Mr. Benny Kan, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan was the company CFO from

March 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., and Bao Shinn Holidays Limited both subsidiaries of Baoshinn Corporation.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2010.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards		Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster	12 months ended December 31,2010	0	0	0	0	0	0	0	0
	12 months ended December 31,2009	0	0	0	0	0	0	0	0
Mike Lam	12 months ended December 31,2010	0	0	0	0	0	0	0
	12 months ended December 31,2009	0	0	0	0	0	0	0	0
Ricky Chiu	12 months ended December 31,2010	0	0	0	0	0	0	0	0
	12 months ended December 31,2009	0	0	0	0	0	0	0	0
Benny, Kan	12 months ended December 31,2010	71,672	0	0	0	0	0	0	0
	12 months ended December 31,2009	69,900	0	0	0	0	0	0	0

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

In the year ended March 31, 2008, a total of 300,000 of vested and 80,000 non-vested options were granted to employees of the Company at a price of $0.35 per share, exercisable for a term of three years.  No stock options have been granted to any of the officers or directors of the Company.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

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

[1] Ricky Chiu beneficially owns 50% of this Company.

[2] Applicable percentage ownership is based on 21,400,000 shares of our common stock outstanding as of December 31, 2010. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2010, other than those described in Item 11 above.

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of March 28, 2011, there are a total of 25 Stockholders of record holding 21,400,000 shares of our common stock, excluding the shareholders that hold our shares in street name. 14,850,000 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of our outstanding shares of common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended Dec 31, 2010	Year ended Dec 31, 2009	9-months ended Dec 31, 2008
				$	$
Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(159,653)	(137,129)	(73,076)
		Management service income	(34,436)	(41,094)	(33,525)
		Purchase of air tickets and tour packages	57,797	78,071	96,434
		Loan interest paid	121	18	12
		Rent paid	---	---	643
		Amount due from/(to)	(300)	(3,960)	(10,691)
HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(1,113,244)	(533,683)	(5,427)
		Interest paid	---	32	---
		Purchase of air tickets and tour packages	7,950	58,094	12,247
		Sales of plant and equipment	---	----	2,631
		Account receivable	53,449	26,636	1,021
		Account payables	(19,236)	(8,839)	(4,708)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2010	Year ended December 31, 2009	9-months ended December 31, 2008
				$	$

Mr. Wong Yun Leung, Edward	Shareholder 18.5%	Loan interest paid	-	-	-

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	17,356	31,299	58,976
		Sale of air tickets and tour packages	-	(6,164)	-
		Account payables	(26,266)	(7,576)	(18,946)

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(27,892)	(14,204)	(18,009)

		Account receivables	-	1,539	201

SHAREHOLDER LOANS

Loans from shareholders represent temporary advances from certain shareholders of the Company. The amounts are unsecured, and they bear interest at 5.5% (2008: 10%), with no fixed terms of repayment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dominic K. F. Chan & Co. (“DKFC”) is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by DKFC for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $25,743 for the year ended December 31, 2010 and $25,706 for the year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $8,431 for the year ended December 31, 2010 and $3,855 for the year ended December 31, 2009.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009.

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

31.1

Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2

Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2010.

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

BAOSHINN CORPORATION

Dated: March 30, 2011	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	March 30, 2011
Sean Webster

/s/ Benny Kan	CEO/Director	March 30, 2011
Benny Kan

/s/ Mike Lam	Secretary/Director	March 30, 2011
Mike Lam

/s/ Ricky Chiu	Director	March 30, 2011
Ricky Chiu