Form 10-Q
period 2011-03-31
Baoshinn Corp
filed 2011-05-16
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2011: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Unaudited Condensed Consolidated Balance Sheet at March 31, 2011 and at December 31, 2010

4

Condensed Consolidated Statement of Comprehensive Income (unaudited) for the three months ended March 31, 2011 and the three months ending March 31, 2010

5

Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and the three months ending March 31, 2010

6

Notes to Consolidated Interim Financial Statements

7-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

29

Item 3. Quantitative and Qualitative Disclosure About Market Risk

34

Item 4T. Controls and Procedures

34

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

35

Item 1A. Risk Factors

35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3. Defaults Upon Senior Securities

35

Item 5. Other Information

35

Item 6. Exhibits

36

Signatures

36

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Stated in US Dollars)

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	March 31 December 31
	2011	2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	364,710	547,485
Accounts receivable	2,372,305	1,695,759
Deferred cost – note 13	1,418,593	1,200,598
Restricted cash	12,861	12,861
Deposits, prepaid expenses and other receivables – Note 9	922,543	785,854
Total Current Assets	5,091,012	4,242,557
Plant and equipment – Note 10	38,667	41,475
TOTAL ASSETS	5,129,679	4,284,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	2,295,443	1,804,077
Deferred revenue – note 13	1,435,631	1,217,300
Other payables and accrued liabilities – Note 11	521,002	414,354
Income tax payable	16,601	18,568
Amounts due to related parties – Note 12	-	300
Total current liabilities	4,268,677	3,454,599
TOTAL LIABILITIES	4,268,677	3,454,599
COMMITMENTS AND CONTINGENCIES – Note 18
STOCKHOLDERS’ EQUITY
Common stock
Par value : 2011 - US$0.001
Authorized: 2011 – 200,000,000 shares
Issued and outstanding: 2011 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	(2,038)	(1,329)
Accumulated deficit	(1,138,957)	(1,167,418)
TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	674,001	646,249
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	187,001	183,184
ATTRIBUTBLE TO THE GROUP	861,002	829,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,129,679	4,284,032

See notes to consolidated financial statement.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in US Dollars)

	Three Months End 31 Mar, 2011	Three Months End 31 Mar, 2010
	(Unaudited)	(Unaudited)
	$	$

Retail and Corporate revenue	8,501,752	6,864,152
Commission from travel booking services	32,218	34,268
Incentive commissions	74,303	71,922

Net sales	8,608,273	6,970,342
Cost of sales	(8,259,363)	(6,583,063)

Gross profit	348,910	387,279
Other operating income – Note 5	9,302	8,154
Depreciation	(5,438)	(6,799)
Administrative and other operating expenses	(321,771)	(305,979)

Income/(Loss) from operations	31,003	82,655
Other non-operating income - Note 6	1,486	123
Interest expenses – Note 7	-	(92)

Income/(Loss) before income taxes	32,489	82,686
Income taxes - Note 8	-	-

Net Income/(Loss)	32,489	82,686
Non-controlling interest	(4,028)	(21,027)

Net Income/(Loss)	28,461	61,659

Earning/(Loss) per share of common stock – Note 4
- Basic	0.13 cents	0.29 cents
- Diluted	0.13 cents	0.28 cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000
- Diluted	21,730,000	21,649,467

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended Mar 31, 2011	Three Months Ended Mar 31, 2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net Income/(loss)	28,461	61,659
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities:
Depreciation	5,438	6,799
Non-controlling interest	4,028	21,027
Changes in operating assets and liabilities:
Accounts receivable	(676,546)	(474,235)
Deferred cost	(217,995)	(112,391)
Deposits, prepaid expenses and other receivables	(136,689)	48,648
Accounts payable	491,366	504,646
Deferred revenue	218,331	112,772
Other payables and accrued liabilities	106,648	(4,642)
Income tax payable	(1,967)	-

Net cash flows (used in) generated from / operating activities	(178,925)	164,283
Cash flows from investing activities

Acquisition of plant and equipment	(2,551)	-
Net cash flows (used in)/provided by investing activities	(2,551)	-

Cash flows from financing activities
Amounts due to related parties	(300)	(113,453)
Increase in restricted cash	-	-

Net cash flows provided by/(used in) financing activities	(300)	(113,453)

Net increase/(decrease) in cash and cash equivalents	(181,776)	50,830
Effect of foreign currency translation on cash and cash equivalents	(999)	(882)
Cash and cash equivalents - beginning of year	547,485	260,155

Cash and cash equivalents - end of year	364,710	310,103

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	92
Income taxes	-	-

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

On February 20, 2008, Bao Shinn International Express Limited (“BSIE”) incorporated a wholly owned subsidiary, Bao Shinn (China) Express Limited (“BSCE”) of 1,000,000 ordinary shares at $0.128 per share. On October 2010, BSCE has been deregistered.

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

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company generated a net profit for the three months ended March 31, 2011 of $28,461; on March 31, 2011 it had an accumulated deficit of $1,138,957 and a working capital of $822,335.

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

On June 29, 2010, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2010. The adoption of the Codification did not have any impact on the Group’s financial statements.

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

Restricted cash

Certain cash balances are held as security for short-term bank guarantee deposit for the International Air Transport Association and are classified as restricted cash in the consolidated balance sheet.

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

During the reporting three months ended March 31, 2011,the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Three Months Ended

Three Months Ended

31 Mar 2011

31 Mar 2010

$2,567

$63

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2010.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Three Months

Three Months

Ended

Ended

31 Mar 2011

31 Mar 2010

Period/year end HK$:  US$

7.784

7.765

exchange rate

Average quarterly HK$:

7.790

7.762

US$ exchange rate

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

The calculation of diluted weighted average common shares outstanding for the three Months Ended March 31, 2011 is based on the estimate fair value of The Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

Three Months Ended

Three Months Ended

Mar 31, 2011

Mar 31, 2010

$

$

Numerator for basic and diluted

earnings per share:

Net Income/(loss)

28,461

61,659

Denominator:

Basic weighted average shares

   21,400,000

   21,400,000

Effect of dilutive securities

        330,000

        249,467

Diluted weighted average shares

   21,730,000

  21,649,467

Basic earnings/(loss) per share:

    0.13 cents

    0.29 cents

Diluted earnings/(loss) per share:

    0.13 cents

    0.28 cents

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

In April 2010, the FASB issued ASC805-20-35. ASC805-20-35 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC805-20-35 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in ASC805 for acquired contingencies. ASC805-20-351 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We do not expect ASC805-20-35 to have any impact on the Group’s consolidated results of operations and financial condition.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In May 2010, ASC 855, Subsequent Events (“ASC 855”) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2010. The Group implemented the guidance included in ASC 855 as of April 1, 2010. The effect of implementing this guidance was not material to The Group’s financial position or results of operations.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2010. There was no material impact upon the adoption of this standard on The Group’s consolidated financial statements.

In September 2010, the FASB issued ASU 2010-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2010. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on The Group’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2010, the FASB has published ASU 2010-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2010. Early application is permitted.   The Group is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In October 2010, the FASB has published ASU 2010-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2010. The Group has implemented the guidance included in ASC 105 as of July 1, 2010. The implementation of this guidance changed the Group’s references to GAAP authoritative guidance but did not impact the Group’s financial position or results of operations.

In January 2011, the FASB issued Accounting Standards Update No. 2011-06 (ASU 2011-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2011-06 is effective for interim and annual periods beginning after December 15, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2011 (the Group’s fiscal year 2012); early adoption is permitted.  The Group is currently evaluating the impact of adopting ASU 2010-14 on its financial statements.

In February 2011, the FASB issued ASU 2011-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s financial statements.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In December 2011, the FASB issued Accounting Standards Update ASU 2011-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2011, with early adoption permitted. The Company’s adoption of FASB ASU No. 2011-29 effective December 1, 2011 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

5.

Other operating income

	Three Months Ended	Three Months Ended
	31 Mar 2011	31 Mar 2010
	$	$

GDS commission income	386	-
Management service income	8,916	8,154

	9,302	8,154

6.

Other non-operating income

	Year Ended	Year Ended
	31 Mar 2011	31 Mar 2010
	$	$

(Loss) / Gain on exchange	(281)	114
Interest income	8	9
Sundry income	1,759	-

	1,486	123

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	Year Ended	Year Ended
	31 Mar 2011	31 Mar 2010
	$	$

Interest expense	-	92

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2010 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax. at 16.5% for the Three Months Ended March 31, 2011 and 2010.

No provision for Hong Kong profits tax has been made for the year presented as the subsidiaries did not have assessable profit during the period.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Deposits, prepaid expenses and other receivables

	Mar 31,2011	Dec 31, 2010
	$	$

Security deposits to suppliers [1]	786,443	699,732
Prepayments and other receivables	105,600	55,458
Utility, rental and other deposits	30,500	30,664

	922,543	785,854

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Plant and equipment

	March 31 December 31,
	2011	2010
	$	$
Cost
Furniture and fixtures	53,200	51,333
Office equipment	62,156	61,472

	115,356	112,805

Accumulated depreciation
Furniture and fixtures	29,700	26,913
Office equipment	46,989	44,417

	76,689	71,330

Net
Furniture and fixtures	23,500	24,420
Office equipment	15,167	17,055

	38,667	41,475

Depreciation expenses for the Three Months Ended March 31, 2011 are $5,438 (for the Three Months Ended March 31, 2010: $6,799).

11.

Other payables and accrued liabilities

	March 31, December 31,
	2011	2010
	$	$

Sale deposits received	240,204	165,447
Accrued expenses	185,093	199,693
Other payables	95,705	49,214

	521,002	414,354

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	March 31, December 31,
	2011	2010
	$	$
Amounts due to related parties	-	300

The amounts due to related parties, represent advances from certain directors and shareholders of The Group, are interest free (December 31, 2010: 5.5% per annum), unsecured and have no fixed repayment terms.

13.

Deferred cost and revenue

The Group has re-evaluated its accounting treatment for rrevenues from retail and corporate travel services from previously issued financial statements and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services respectively as at the year end (see note 4).

14.

Stock options

The Group has stock options plans that allow it to grant options to its key employees. Over the course of employment, The Group issues vested or non-vested stock options to an employee which is struck at US$0.35 per share.

For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and will expire on March 31, 2011, subject to that maximum of 30% of options to be exercised up to March 31, 2010, maximum of 60% of options to be exercised up to March 31, 2011 and the 100% of options to be exercised up to March 31, 2011.

In the year ended March 31, 2008, a total of 300,000 and 80,000 of vested and non-vested options respectively were granted to key employees of The Group at a price of $0.35 per share, exercisable for a term of three years which vest immediately under the vesting conditions.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Stock options (Continued)

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%.

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Balance as of December 31, 2011	330,000	0.35	0.25

Exercisable as of December 31, 2008	155,000	0.35	2.25

Exercisable during the year	75,000	0.35
Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35

Exercisable as of December 31, 2010	330,000	0.35	0.25

Exercisable during the period	0	0.35	0
Exercisable as of March 31, 2011	330,000	0.35	0

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Three Months ended	Three Months ended
	31 Mar 2011	31 Mar 2010
Travel Expert Limited (a Hong Kong incorporated travel agent)	22%	15%

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2010 and March 31, 2011 are as follows:

Percentage of account receivable

March 31

December 31

2011

2010

Travel Expert Limited (a Hong Kong

19%

18%

Incorporated travel agent)

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $8,418 during Three Months Ended March 31, 2011 (for the Three Months Ended March 31, 2010: $7,976).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at reporting date using
	31 Mar 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	2,372,305	-	-	2,372,305
Deferred cost	1,418,593	-	-	1,418,593
Restricted cash	12,861	-	-	12,861
Deposit, propayment and other receivables	992,543	-	-	992,543

Liabilities
Accounts payable	2,295,443	-	-	2,295,443
Deferred revenue	1,435,631	-	-	1,435,631
Other payables and accrued liabilities	521,002	-	-	521,002

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

		Fair Value Measurements at reporting date using
	31 Dec 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	1,692,797	-	-	1,692,797
Deferred cost	1,200,598			1,200,598
Deposit, prepaid expenses and other receivables	785,854	-	-	785,854
Restricted cash	12,861	-	-	12,861

Liabilities
Accounts payable	1,804,077	-	-	1,804,077
Deferred revenue	1,217,300			1,217,300
Other payables and accrued liabilities	414,354	-	-	414,354
Amounts due to related parties	300	-	-	300

Level 3 financial assets represent the fair value of our accounts receivables.

18.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2011 are as follows:-

March 31

$

2011

87,343

2012

19,841

        107,184

Rental expenses for the Three Months Ended March 31, 2011 were $24,154 (for the Three Months Ended March 31, 2010: $24,241).

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

Related party	Nature of relationship and control	Description of transactions	Three Months Ended Mar 31, 2011	Three Months Ended Mar 31, 2010
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(54,552)	(69,562)

		Management service income	(8,916)	(8,154)

		Purchase of air tickets and tour packages	21,623	9,287

		Loan interest paid	-	18

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(175,671)	-
		Account receivable	17,685	-

		Account payables	(11,148)	-

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
			$	$

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	6,089	-
		Sale of air tickets and tour packages	(14,542)	-

		Account payables	(30,372)	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	(2,017)	-

		Account receivables	2,017	-

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

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations for the Three months ended March 31, 2011 compared to the Three months ended March 31, 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	8,501,752	6,864,152
Commission from travel booking services	32,218	34,268
Incentive commissions	74,303	71,922

	8,608,273	6,970,342

Cost of sales	(8,259,363)	(6,583,063)

Gross profit	348,910	387,279
Other operating income	9,302	8,154
Depreciation	(5,438)	(6,799)
Administrative and other operation expenses	(321,771)	(305,979)

Income from operations	31,003	82,655
Other non-operating income/(expenses)	1,486	123
Interest expenses	-	(92)

Profit before income tax	32,489	82,686
Income tax	-	-
Non-controlling interest	(4,028)	(21,027)

Net Income from continuing operations	28,461	61,659

Revenues

For the three months ended March 31, 2011 the Company has experienced an increase in sales revenues, and the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The Company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines and HongKong Express. Hong Kong Airlines primarily operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the three months ended March 31, 2011 was $8,608,273, compared to $6,970,342 in the three months ended March 31, 2010. We generate our revenues primarily from retail and corporate business. For the three months ended March 31, 2011, we derived 98.8%, 0.4% and 0.8% of our revenues from our retail and corporate clients, commissions from travel booking services and airline incentive commissions, respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended March 31, 2011	Three months ended March 31, 2010
	Unaudited	Unaudited
	$	$
Retail and Corporate revenue	8,501,752	6,864,152
Commission from travel booking services	32,218	34,268
Incentive commissions	74,303	71,922

Total revenue	8,608,273	6,970,342

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 95.9% of our revenue in the Three months ended March 31, 2011 and 94.4% of our revenues in the Three months ended March 31, 2010.

The table below sets forth the cost of sales for the periods indicated.

	Three months ended March 31, 2011	Three months ended March 31, 2010
	Unaudited	Unaudited
		$
Total revenue	8,608,273	6,970,342
Cost of sales	(8,259,363)	(6,583,063)

Gross profit	348,910	387,279

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended March 31, 2011 was $348,910, compared to $387,279 in the three months ended March 31, 2010. The gross profit margin rate decreased from 5.56% for the three months ended March 31, 2010 to 4.05% for the three months ended March 31, 2011. The decrease in gross profit margin rate is mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2011 were $321,771 or 3.7% of revenues, while the operating expenses for three months ended March 31, 2010 were $305,979 or 4.3% of revenues. The increase in operating expenses was mainly due to higher salaries, commissions, and allowances compared to the same period last year.

	Three months ended March 31, 2011	% of Revenue	Three months ended March 31, 2010	% of Revenue
Salaries, commission, allowance	$225,074	2.6%	191,686	2.8%
Legal & Professional fees	5,777	0.1%	9,662	0.1%
Office Rental	24,154	0.3%	24,241	0.3%
Other operating expenses	66,766	0.7%	80,390	1.1%
	$321,771	3.7%	305,979	4.3%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased from $191,686 for the three months ended March 31, 2010 to $225,074 for the three months ended March 31, 2011. Sales staff are compensated based on their performance. Higher salaries, commissions and allowances were paid in the three months ending March 31, 2011 as compared to the same period last year due to higher sales during the period.

Legal and Professional Fees

Legal and professional fees for the three months ended March 31, 2011 were $5,777 or 0.1% of revenues, while the legal and professional fees for three months ended March 31, 2010 were $9,662 or 0.1% of revenues.

Office Rental

Office rental for the three months ended March 31, 2011 was $24,154 or 0.28% of revenues, while the Office rental for three months ended March 31, 2010 was $24,241 or 0.35% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended March 31, 2011 were $66,766 or 0.7% of revenues, while the other expenses for Three months ended March 31, 2010 were $80,390 or 1.1% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
	$	$

Commission income	386	-
Management service income	8,916	8,154

	9,302	8,154

Commission Income

Commission income for the three months ended March 31, 2011 was $386 compared to zero for three months ended March 31, 2010. During the Three months ended March 31, 2011, we increased the number of tickets booked through a booking system that pays higher commissions. This resulted in slightly higher commissions for the period.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). Management service income from BSEL was $8,916 in the three months ended March 31, 2011, compared to $8,154 in the three months ended March 31, 2010.

The Company recognizes the management service income on the financial statement s as “other operating income”, due to the fact that the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income / (expenses)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
	$	$

Gain / (Loss) on exchange	(281)	114
Interest income	8	9
Sundry income	1,759	-

	1,486	123

Exchange Gain

The exchange loss was $281 for the three months ended March 31, 2011 compared to $114 exchange gain for the three months ended March 31, 2010. This was attributable to the depreciation of the Hong Kong Dollar against foreign currencies, including RMB and the Thai Baht during the three months ended March 31, 2011

Interest Income

Interest income was $8 for the Three months ended March 31, 2011, compared to $9 for the three months ended March 31, 2010. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Net Income

Our net profit was $28,461 for the three months ended March 31, 2011, compared to a net profit of $61,659 for the three months ended March 31, 2010. The decrease in net profit for the three months ended March 31, 2011 compared to the same period last year was mainly due to greater competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Activities

Net cash used in operating activities was $178,925, for the three months ended March 31, 2011, compared to net cash generated from operating activities of $164,283 for the three months ended March 31, 2010. The cash provided during the three months ended March 31, 2011 is mainly from the movement of working capital.

Investing Activities

For the three months ended March 31, 2011, net cash used in investing activities was $2,551 compared to zero for the same period in 2010. The cash was mainly used for the purchase of new office equipment for our subsidiary.

Financing Activities

Net cash used by financing activities was $300 for the three months ended March 31, 2011, compared to 113,453 for the same period in 2010. The amount is due to the repayment of a loan.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. These temporary loans were unsecured with no fixed term of repayment. During the three months ended March 31, 2011 interest on the Note was paid at the rate of 5.5% per annum.

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

Off-Balance Sheet Arrangements

For the Three months ended March 31, 2011, and the Three months ended March 31, 2010, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented include the following related party transactions.

Related party	Nature of relationship and control	Description of transactions	Three Months Ended Mar 31, 2011	Three Months Ended Mar 31, 2010
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(54,552)	(69,562)

		Management service income	(8,916)	(8,154)

		Purchase of air tickets and tour packages	21,623	9,287

		Loan interest paid	-	18

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(175,671)	-
		Account receivable	17,685	-

		Account payables	(11,148)	-

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	6,089	-

		Sale of air tickets and tour packages	(14,542)	-

		Account payables	(30,372)	-

Grand Power Express International Limited	Ricky Chiu is a major shareholder of both Grand Power Express, Ltd. and the Company	Sales of air tickets and tour packages	(2,017)	-

		Account receivables	2,017	-

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

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that would significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A.

Risk Factors.

Not applicable as a smaller reporting company.

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

Dated:  May ____, 2011

BAOSHINN CORPORATON

By:

Name:  Sean Webster

Title: President