Form 10-Q
period 2011-06-30
Baoshinn Corp
filed 2011-08-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No.333-134991

BAOSHINN CORPORATION
(Exact name of small business issuer as specified in its charter)

StateplaceNevada	20-3486523
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

A-B 8/F Hart Avenue Tsimshatsui

CityKowloon, placeHong Kong N/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2011: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

i

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

1

Unaudited Condensed Consolidated Balance Sheet at June 30, 2011 and at December 31, 2010

1

Condensed Consolidated Statement of Comprehensive Income (unaudited) for the three months ended

    June 30, 2010 and 2011 and the six months ending June 30, 2010 and 2011

2

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and the six months ending June 30, 2010

3

Notes to Consolidated Interim Financial Statements

4-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

26

Item 3. Quantitative and Qualitative Disclosure About Market Risk

32

Item 4T. Controls and Procedures

32

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

32

Item 1A. Risk Factors

32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3. Defaults Upon Senior Securities

32

Item 5. Other Information

32

Item 6. Exhibits

32

Signatures

33

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

June 30 December 31

	2011	2010

	$	$
ASSETS
Current Assets
Cash and cash equivalents	592,279	547,485
Accounts receivable	2,331,640	1,695,759
Deferred cost	1,442,407	1,200,598
Restricted cash	12,850	12,861
Deposits, prepaid expenses and other receivables	895,102	785,854
Total Current Assets	5,274,278	4,242,557
Plant and equipment	34,919	41,475
TOTAL ASSETS	5,309,197	4,284,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	2,334,542	1,804,077
Deferred revenue	1,452,642	1,217,300
Other payables and accrued liabilities	581,026	414,354
Income tax payable	16,605	18,568
Amounts due to related parties	-	300
Total current liabilities	4,384,815	3,454,599
TOTAL LIABILITIES	4,384,815	3,454,599
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock
Par value : 2011 - US$0.001
Authorized: 2011 – 200,000,000 shares
Issued and outstanding: 2011 – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	(1,891)	(1,329)
Accumulated deficit	(1,086,041)	(1,167,418)
TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	727,064	646,249
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	197,318	183,184
ATTRIBUTBLE TO THE GROUP	924,382	829,433
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,309,197	4,284,032

See notes to consolidated financial statement.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in US Dollars)

For 3 Months	For 6 Months
Ended June 30	Ended June 30
Unaudited	Unaudited

	2011	2010	2011	2010
	$	$	$	$
Retail and Corporate revenue	10,063,224	6,765,104	18,564,976	13,629,256
Commission from travel booking services	117,603	22,622	149,821	56,890
Incentive commissions	24,018	81,690	98,321	153,612

Net sales	10,204,845	6,869,416	18,813,118	13,839,758
Cost of sales	(9,832,398)	(6,568,280)	(18,091,761)	(13,151,343)

Gross profit	372,447	301,136	721,357	688,415
Other operating income	9,230	8,133	18,532	16,287
Depreciation	(5,168)	(4,634)	(10,606)	(11,433)
Administrative and other operating expenses	(315,628)	(307,402)	(637,399)	(613,381)

Profit/(Loss) from operations	60,881	(2,767)	91,884	79,888
Other non-operating income	2,304	167	3,790	290
Interest expenses	0	(49)	0	(141)

Profit/(Loss) before income taxes	63,185	(2,649)	95,674	80,037
Income taxes	0	0	0	0

Net Profit/(Loss)	63,185	(2,649)	95,674	80,037
Non-controlling interest	(10,270)	(14,893)	(14,298)	(35,921)

Net Profit/(loss) attributable to the Company	52,915	(17,542)	81,376	44,116

Loss per share of common stock
- Basic	0.003	(0.001)	0.004	0.002
- Diluted	0.003	(0.001)	0.004	0.002

Weighted average number of common stock
- Basic	21,400,000	21,400,000	21,400,000	21,400,000
- Diluted	21,780,000	21,400,000	21,780,000	21,715,094

See notes to consolidated financial statement.

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended June 30, 2011 (Unaudited) $	Six Months Ended June 30, 2010 (Unaudited) $
Cash flows from operating activities
Net Income	95,674	80,037
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	10,606	11,433

Changes in operating assets and liabilities:
Accounts receivable	(635,881)	(681,729)
Deferred cost;	(241,809)	-
Deposits, prepaid expenses and other receivables	(109,248)	70,884
Accounts payable	530,465	565,518
Deferred revenue	235,342	-
Other payables and accrued liabilities	166,672	(5,978)
Income tax payable	(1,963)	-

Net cash flows generated from / operating activities	49,858	40,165

Cash flows from investing activities
Acquisition of plant and equipment	(3,987)	(2,115)
Net cash flows (used in) investing activities	(3,987)	(2,115)

Cash flows from financing activities
Amounts due to related parties	(300)	(113,553)

Net cash flows (used in) financing activities	(300)	(113,553)

Net increase/(decrease) in cash and cash equivalents	45,571	(75,503)
Effect of foreign currency translation on cash and cash equivalents	(777)	(3,225)
Cash and cash equivalents - beginning of year	547,485	260,155

Cash and cash equivalents - end of year	592,279	181,427

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	141
Income taxes	-	-

See notes to consolidated financial statement.

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

3.    Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company generated a net profit for the six months ended June 30, 2011 of $81,376; on June 30, 2011 it had an accumulated deficit of $1,086,041 and a working capital of $889,463.

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

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements.

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

During the reporting six months ended June 30, 2011,the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates :

Furniture and fixtures	20% - 50%
Office equipment	20% - 50%

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Advertising expenses

Advertising expenses are charged to expense as incurred.

For 3 months ended 30/06       For 6 months ended 30/06

           2011        2010                          2011         2010

           $               $                               $                $

           649         4,182                      3,216         4,245

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

	Six Months Ended	Six Months Ended
	30 June 2011	30 June 2010
Period/year end HK$ : US$ exchange rate	7.782	7.786
Average quarterly HK$ : US$ exchange rate	7.783	7.772

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

The calculation of diluted weighted average common shares outstanding for the Three Months Ended June 30, 2011 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

<

	For 3 months ended June 30		For 6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit / (loss)	52,915	(17,542)	81,376	44,116

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	380,000	-	380,000	315,094

Diluted weighted average shares	21,780,000	21,400,000	21,780,000	21,715,094

Basic earnings/(loss) per share:	0.003	(0.001)	0.004	0.002

Diluted earnings/(loss) per share:	0.003	(0.001)	0.004	0.002

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In May 2011, the FASB issued ASU 2011-04 which is intended to be consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

5.

Other operating income

	For 3 months ended June 30		For 6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$

GDS commission income	141	-	527	-
Management service income	9,089	8,133	18,005	16,287

	9,230	8,133	18,532	16,287

6.

Other non-operating income

	For 3 months ended June 30		For 6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$

Gain on exchange	102	164	(179)	279
Interest income Sundry Income	2 2,200	3 -	10 3,959	11 -

	2,304	167	3,790	290

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	For 3 months ended June 30		For 6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$

Interest expense	-	49	-	141

8.    Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2010 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax. at 16.5% for the Three Months Ended June 30, 2011 and 2010.

No provision for Hong Kong profits tax has been made for the year presented as the subsidiaries did not have assessable profit during the period.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.    Deposits, prepaid expenses and other receivables

	Jun 30,2011	Dec 31, 2010
	$	$

Security deposits to suppliers [1]	749,138	699,732
Prepayments and other receivables	112,886	55,458
Utility, rental and other deposits	33,078	30,664

	895,102	785,854

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.    Plant and Equipment

June 30 December 31,

	2011	2010
	$	$
Cost
Furniture and fixtures	53,214	51,333
Office equipment	63,578	61,472

	116,792	112,805

Accumulated depreciation
Furniture and fixtures	32,530	26,913
Office equipment	49,343	44,417

	81,873	71,330

Net
Furniture and fixtures	20,684	24,420
Office equipment	14,235	17,055

	34,919	41,475

Depreciation expenses for the three months ended 30 June 2011 are $5,168 (Three months ended 30 June, 2010: $4,634).

11.    Other payables and accrued liabilities

June 30, December 31,

	2011	2010
	$	$

Sale deposits received	360,221	165,447
Accrued expenses	128,117	199,693
Other payables	79,995	49,214

	568,333	414,354

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.    Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

June 30, December 31,

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

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Balance as of June 30, 2011	330,000	0.35	0

Exercisable as of December 31, 2008	155,000	0.35	2.25

Exercisable during the year	75,000	0.35	0
Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35	0

Exercisable as of December 31, 2010	330,000	0.35	0.25

Expired during the period	(330,000)	0.35	0
Exercisable as of June 30, 2011	0	0	0

15.    Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Travel Expert Limited (a Hong Kong incorporated travel agent)	23%	14%

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.    Concentration of credit (Continued)

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2010 and June 30, 2011 are as follows:

Percentage of account receivable
June 30 December 31

	2011	2010
Travel Expert Limited (a Hong Kong incorporated travel agent)	21%	18%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $15,865 during Six Months Ended June 30, 2011 (for the Six Months Ended June 30, 2010: $15,929).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.    Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2011 and December 31, 2010:

Fair Value Measurements at reporting date using

	30 June 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	2,331,640	-	-	2,331,640
Deferred cost	1,442,407	-	-	1,442,407
Restricted cash	12,850	-	-	12,850
Deposit, prepayment and other receivables	895,102	-	-	895,102

Liabilities
Accounts payable	2,334,542	-	-	2,334,542
Deferred revenue	1,452,642	-	-	1,452,642
Other payables and accrued liabilities	581,026	-	-	581,026

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

Level 3 financial assets represent the fair value of our accounts and other receivables and restricted cash.

18.    Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of June 30, 2011 are as follows:

$

Within 1 Year (30.6.2012)	78,140
2 - 5 Years	4,965

83,104

Rental expenses for the Three Months Ended June 30, 2011 were $24,197 (for the Three Months Ended June 30, 2010: $24,179).

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

Related Party	Nature of Relationship and Control	Description of Transactions	Three Months Ended 30 June 2011 $	Three Months Ended 30 June 2010 $	Six Months Ended 30 June 2011 $	Six Months Ended 30 June 2010 $

Bao Shinn Express Co., Ltd.	Shareholder	Sales	(45,445)	(22,930)	(99,997)	(92,792)
	38.6%	Management service income	(9,089)	(8,143)	(18,005)	(16,297)
		Purchase	9,546	13,948	31,169	23,235

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Co Ltd is a Major shareholder	Sales	(300,198)	(386,538)	(475,869)	(540,459)
		Purchase	-	1,404	-	1,404

H.C, Patterson and Company Ltd	Bao Shinn Express Co Ltd is a Major shareholder	Purchase	12,220	1,821	18,308	8,041
		Sales	(4,824)	(7,581)	(19,365)	(22,640)

Grand Power Express International Ltd	Chiu Tong, Ricky is the connected person	Sales	-	(50)	(2,017)	(583)

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.    Subsequent Events

Effective on 19 July 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”.

21.    Segment Information

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

Results of operations for the Three months ended June 30, 2011 compared to the Three months ended June 30, 2010

	Three months ended	Three months ended
	June 30, 2011 (unaudited) $	June 30, 2010 (unaudited) $
Retail and Corporate revenue	10,063,224	6,765,104
Commission from travel booking services	117,603	22,622
Incentive commissions	24,018	81,690

	10,204,845	6,869,416

Cost of sales	(9,832,398)	(6,568,280)

Gross profit	372,447	301,136
Other operating income	9,230	8,133
Depreciation	(5,168)	(4,634)
Administrative and other operation expenses	(315,628)	(307,402)

Income/(Loss) from operations	60,881	(2,767)
Other non-operating income	2,304	167
Interest expenses	-	(49)

Loss before income tax	63,185	(2,649)
Income tax	-	-
Non-controlling interest	(10,270)	(14,893)

Net Income from continuing operations	52,915	(17,542)

Revenues

For the three months ended June 30, 2011, the Company has experienced an increase in sales revenues, and the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. The Company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the three months ended June 30, 2011 was $10,063,224, compared to $6,765,104 in the three months ended June 30, 2010. We generate our revenues primarily from retail and corporate business. For the three months ended June 30, 2011, we derived 98.6%, 1.2% and 0.2% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Three months ended June 30, 2011	Three months ended June 30, 2010
	Unaudited $	Unaudited $

Retail and Corporate revenue	10,063,224	6,765,104
Commission from travel booking services	117,603	22,622
Incentive commissions	24,018	81,690
Total revenue	10,204,845	6,869,416

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 96,35% of our revenue in the Three months ended June 30, 2011 and 96,62% of our revenues in the Three months ended June 30, 2010.

The table below sets forth the cost of sales for the periods indicated.

	Three months ended June 30, 2011 Unaudited $	Three months ended June 30, 2010 Unaudited $

Total revenue	10,204,845	6,869,416
Cost of sales	(9,832,398)	(6,568,280)

Gross profit	372,447	301,136

Gross Profit and Gross Profit Margin

Our gross profit for the three months ended June 30, 2011 was $372,447, compared to $301,136 in the three months ended June 30, 2010. The gross profit margin rate decreased from 4.38% for the three months ended June 30, 2010 to 3.65% for the three months ended June 30, 2011. The decrease in gross profit margin rate is mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2011 were $315,628 or 3.1% of revenues, while the operating expenses for three months ended June 30, 2010 were $307,402 or 4.5% of revenues. The decrease in operating expenses was due to our cost saving strategy, which significantly reduced expenses, such as salaries, commissions, and allowances compared to the same period last year.

	Three months ended June 30, 2011	% of Revenue	Three months ended June 30, 2010	% of Revenue
Salaries, commission, allowance	$224,562	2.2%	217,585	3.2%
Legal & Professional fees	5,980	0.1%	9,959	0.1%
Office Rental	24,197	0.2%	24,179	0.3%
Other operating expenses	60,889	0.6%	55,679	0.8%
	$315,628	3.1%	307,402	4.4%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased from $217,585 for the three months ended June 30, 2010 to $224,562 for the three months ended June 30, 2011, the Group flattened its organization structure by cutting senior management staff, reducing staff redundancy and decentralizing its operations. Meanwhile, support and administration staffing has also been cut to keep back office costs down.

Legal and Professional Fees

Legal and professional fees for the three months ended June 30, 2011 were $5,980 or 0.1% of revenues, while the legal and professional fees for three months ended June 30, 2010 were $9,956 or 0.1% of revenues. Legal and professional fees in the current period were consistent with the same period last year.

Office Rental

Office rental for the three months ended June 30, 2011 was $24,197 or 0.2% of revenues, while the Office rental for three months ended June 30, 2010 was $24,179 or 0.3% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended June 30, 2011 were $60,889 or 0.6% of revenues, while the other expenses for Three months ended June 30, 2010 were $55,679 or 0.8% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
	Unaudited $	Unaudited $
Commission income	141	-
Management service income	9,089	8,133

	9,230	8,133

Commission Income

Commission income for the three months ended June 30, 2011 were $141 compared to nil for three months ended June 30, 2010. During the Three months ended June 30, 2011, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). Management service income from BSEL was $9,089 in the three months ended June 30, 2011, compared to $8,133 in the three months ended June 30, 2010.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
	Unaudited $	Unaudited $

Gain on exchange	102	164
Interest income Sundry income	2 2,200	3 -

	2,304	167

Exchange Gain

The exchange gain was $102 for the three months ended June 30, 2011 compared to $164 for the three months ended June 30, 2010. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht during the three months ended June 30, 2011.

Interest Income

Interest income was $2 for the Three months ended June 30, 2011, compared to $3 for the three months ended June 30, 2010. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income. The decrease in the interest income for the three months ended June 30, 2011 was mainly due to a decrease in the bank interest rate compare to the same period in 2009.

Net Income

Our net profit was $52,915 for the three months ended June 30, 2011, compared to a net loss of $17,542 for the three months ended June 30, 2010. The increase in net profit for the three months ended June 30, 2011 compared to the same period last year was mainly due to the increase in gross margin as a result of the change in the Company’s business strategy, as well as an improvement in the overall economy.

Results of operations for the Six months ended June 30, 2011 compared to the Six months ended June 30, 2010

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
	$	$

Retail and Corporate revenue	18,564,976	13,629,256
Commission from travel booking services	149,821	56,890
Incentive commissions	98,321	153,612

	18,813,118	13,839,758

Cost of sales	(18,091,761)	(13,151,343)

Gross profit	721,357	688,415
Other operating income	18,532	16,287
Depreciation	(10,606)	(11,433)
Administrative and other operation expenses	(637,399)	(613,381)

Income from operations	91,884	79,888
Other non-operating income/(expenses)	3,790	290
Interest expenses	0	(141)

Profit before income tax	95,674	80,037
Income tax	-	-
Non-controlling interest	(14,298)	(35,921)

Net Income from continuing operations	81,376	44,116

Revenues

For the six months ended June 30, 2011, the Company has experienced an increase in sales revenues, the Company was recognized by Eva Airline as its top selling agent in Hong Kong. Eva Airlines operates both short haul routes within South East Asia and long haul routes that include  routes to North America and Europe. The Company has also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China‘s second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Our revenue for the six months ended June 30, 2011 was $18,813,118, compared to $13,839,758 in the six months ended June 30, 2010. For the six months ended June 30, 2011, we derived 98.7%, 0.8% and 0.5% of our revenues from our retail & corporate clients, commissions from travel booking services and airline incentive commissions respectively.

The table below sets forth the revenues from our principal lines of business for the periods indicated.

	Six months ended June 30, 2011	Six months ended June 30, 2010
	Unaudited	Unaudited
	$	$
Retail and Corporate revenue	18,564,976	13,629,256
Commission from travel booking services	149,821	56,890
Incentive commissions	98,321	153,612

Total revenue	18,813,118	13,839,758

Cost of Sales

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of revenues accounted for 96.2% of our revenue in the Six months ended June 30, 2011 and 95% of our revenues in the Six months ended June 30, 2010.

The table below sets forth the cost of sales for the periods indicated.

	Six months ended June 30, 2011 Unaudited $	Six months ended June 30 2010 Unaudited $
Total revenue	18,813,118	13,839,758
Cost of sales	(18,091,761)	(13,151,343)

Gross profit	721,357	688,415

Gross Profit and Gross Profit Margin

Our gross profit for the six months ended June 30, 2011 was $721,357, compared to $688,415 in the six months ended June 30, 2010. The gross profit margin rate decreased from 5% for the six months ended June 30, 2010 to 3.8% for the six months ended June 30, 2011. The decrease in gross profit margin rate is mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2011 were $637,399 or 3.4% of revenues, while the operating expenses for six months ended June 30, 2010 were $613,381 or 4.4% of revenues. The increase in operating expenses was mainly due to higher salaries, commissions, and allowances compared to the same period last year.

	Six months ended June 30, 2011	% of Revenue	Six months ended June 30, 2010	% of Revenue
Salaries,commission, allowance	$449,637	2.4%	435,917	3.1%
Legal & Professional fees	11,756	0.1%	19,622	0.1%
Office Rental	48,352	0.3%	48,420	0.3%
Other operating expenses	127,654	0.6%	109,422	0.8%
	$637,399	3.4%	613,381	4.4%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased from $435,917 for the six months ended June 30, 2010 to $449,637 for the six months ended June 30, 2011. Sales staff are rewarded by performance, higher Salaries, commissions and allowances are mainly due to better sales driven by staff compared to the same period last year.

Legal and Professional Fees

Legal and professional fees for the six months ended June 30, 2011 were $11,756 or 0.1% of revenues, while the legal and professional fees for six months ended June 30, 2010 were $19,622 or 0.1% of revenues.

Office Rental

Office rental for the six months ended June 30, 2011 was $48,352 or 0.3% of revenues, while the Office rental for six months ended June 30, 2010 was $48,420 or 0.3% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the six months ended June 30, 2011 were $127,654 or 0.6% of revenues, while the other expenses for six months ended June 30, 2010 were $109,422 or 0.8% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	Unaudited $	Unaudited $
Commission income	527	-
Management service income	18,005	16,287

	18,532	16,287

Commission Income

Commission income for the six months ended June 30, 2011 was $527 compared to nil for six months ended June 30, 2010. During the six months ended June 30, 2011, we increased the number of tickets booked through a higher percentage commission booking system, which resulted in a slightly higher amount of commissions for the period.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). Management service income from BSEL was $18,005 in the six months ended June 30, 2011, compared to $16,287 in the six months ended June 30, 2010.

The Company recognizes the management service as “other operating income”, as the Company’s management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of the Company’s operations.

Other non-operating income / (expenses)

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	Unaudited $	Unaudited $

Gain / (Loss) on exchange	(179)	279
Interest income	10	11
Sundry income	3,959	-

	3,790	290

Exchange Gain

The exchange loss was $179 for the six months ended June 30, 2011 compared to $279 exchange gain for the six months ended June 30, 2010. This was attributable to depreciation of the Hong Kong Dollar against foreign currencies, including RMB and the Thai Baht during the six months ended June 30, 2011

Interest Income

Interest income was $10 for the six months ended June 30, 2011, compared to $11 for the six months ended June 30, 2010. This interest was earned from bank savings and fixed deposit accounts. The Company considers it non-operational income.

Net Income

Our net profit was $81,376 for the six months ended June 30, 2011, compared to a net profit of $44,116 for the six months ended June 30, 2010. The increase in net profit for the six months ended June 30, 2011 compared to the same period last year was mainly due to higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Operating Activities

Net cash used in operating activities was $49,858, for the six months ended June 30, 2011, compared to net cash generated from operating activities of $40,165 for the six months ended June 30, 2010. The cash provided during the three months ended June 30, 2011 is mainly from the movement of working capital.

Investing Activities

For the six months ended June 30, 2011, net cash used in investing activities was $3,987 compared to $2,115 for the same period in 2010. The cash was mainly used for the purchase of new office equipment for our subsidiary.

Financing Activities

Net cash used by financing activities was $300 for the six months ended June 30, 2011, compared to $113,553 for the same period in 2010. The cash was mainly used to reduce the temporary  advance from related parties.

Liquidity and Capital Resources

Our primary source of capital has been from sales and issuances of equity securities. Our primary use of capital has been for the expansion and development of our business, and the associated need for increased working capital. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations, private loans, and issuance of equity and debt securities. Additional issuances of equity and debt securities will result in dilution to our current common stockholders. The Company’s former shareholders agreed to provide continuing financial support to the Company in the form of a temporary loan. The agreements for continuing financial support are verbal. These temporary loans were unsecured with no fixed term of repayment during the three months ended June 30, 2011. Interest was paid at the rate of 5.5% per annum.

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

Off-Balance Sheet Arrangements

For the Three months ended June 30, 2011, and the Three months ended June 30, 2010, the Company did not engage in any off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Related Party Transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock.  The consolidated income statement for the periods presented includes the following related party transactions.

Related Party	Nature of Relationship and Control	Description of Transactions	Three Months Ended 30 June 2011 $	Three Months Ended 30 June 2010 $	Six Months Ended 30 June 2011 $	Six Months Ended 30 June 2010 $

Bao Shinn Express Co., Ltd.	Shareholder	Sales	(45,445)	(22,930)	(99,997)	(92,792)
	38.6%	Management service income	(9,089)	(8,143)	(18,005)	(16,297)
		Purchase	9,546	13,948	31,169	23,235

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Co Ltd is a Major shareholder	Sales	(300,198)	(386,538)	(475,869)	(540,459)
		Purchase	-	1,404	-	1,404

H.C, Patterson and Company Ltd	Bao Shinn Express Co Ltd is a Major shareholder	Purchase	12,220	1,821	18,308	8,041
		Sales	(4,824)	(7,581)	(19,365)	(22,640)

Grand Power Express International Ltd	Chiu Tong, Ricky is the connected person	Sales	-	(50)	(2,017)	(583)

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

tem 1A.

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

Dated:  August 10, 2011

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President