Form 10-K/A
period 2010-12-31
Baoshinn Corp
filed 2011-11-01
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KA

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   [   ]  No  [ X ] .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes   [   ]  No  [ X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]  No  [  ].

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

Yes   [   ]  No  [ X ].

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

2,400,000 common shares issued and outstanding as of October 27, 2011

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

1.

In 2008, there were 29.51 million visitors to Hong Kong, a growth of 4.7% compared to 2007. Source: Hong Kong Tourism Board, January 2009.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations, because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Baoshinn Corporation and its subsidiaries (the “Company”), except where the context otherwise indicates or requires.

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

A.

Operating Results

We are a consolidator of hotel accommodations and airline tickets in Hong Kong. We aggregate information on hotels and flights and enable our customers to make informed and cost-effective hotel and flight bookings. Our customers are mainly retail travel agencies in Hong Kong, and corporate travelers. We generate a very small portion of our revenue from referral commissions when we refer our clients to other travel product providers such as package tour companies. We also receive incentive commissions from our travel services supplier such as airlines based on our contract with them.

In 2010, we derived 98.6% of our total revenues from our retail and corporate clients.  During the same period, we received 0.3% and 1.1% of our total revenues from referral commissions and airline incentive commissions, respectively.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in Hong Kong, and hence our results of operations and financial condition, including:

Growth in the Overall Economy and Demand for Travel Services in Hong Kong. We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in Hong Kong and the rest of the world. The Hong Kong economy is highly influenced by the Chinese economy. Any adverse changes in economic conditions of China and the rest of the world, such as the global financial crisis and economic downturn, could have a material adverse effect on the travel industry in Hong Kong, which in turn would harm our business.

Seasonality in the Travel Service Industry. The travel service industry is characterized by seasonal fluctuations and accordingly our revenues tend to vary from quarter to quarter. To date, the revenues enerated during the summer season of each year generally are higher than those generated during the winter season, mainly because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Christmas and Chinese New Year holiday, during which our customers reduce their business activities.

Disruptions in the Travel Industry. Individual travelers tend to modify their travel plans based on the occurrence of events such as:

•

The outbreak of HIN1 influenza, avian flu, SARS or any other serious contagious diseases;

•

Increased oil prices resulting in fuel surcharges;

•

Increased occurrence of travel-related accidents;

•

Natural disasters or severe weather conditions;

•

Terrorist attacks or threats of terrorist attacks or war; and

•

Any travel restrictions or security procedures

In early 2003, several regions in Asia, including Hong Kong and China, were affected by the outbreak of SARS. The travel industry in China, Hong Kong and some other parts of Asia suffered tremendously as a result of the outbreak of SARS.

In 2009, an outbreak of H1N1 influenza (swine flu) occurred in Mexico and the United States and human cases of the swine flu were discovered in China and Hong Kong.

In 2010, the political instability and riots in Thailand disrupted holiday travel and customers canceled holiday bookings to the region.

Major Factors Affecting Our Business

As discussed above, our main business comes from retail and corporate travelers. We are vulnerable to all the above general factors affecting the travel industry. In particular, we are more sensitive to any disruption in the South East Asia region including the Philippines, Thailand, Indonesia, Malaysia, and Taiwan.

During 2010, our biggest travel destination market was Thailand, and Thailand had a politically volatile year, with marches and demonstrations which disrupted tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular), which caused a decline in ticket sales. The political situation in Thailand stabilized by the end of 2010.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	For Year Ended 31 Dec, 2010	For Year Ended 31 Dec, 2009
	$	$

Retail and corporate revenue	30,161,944	23,912,150
Referral commission from travel booking services	117,873	156,544
Incentive commissions	320,610	239,045

Net sales	30,600,427	24,307,739
Cost of sales	(29,252,793)	(23,008,756)

Gross profit	1,347,634	1,298,983
Other operating income	59,226	54,984
Depreciation	(21,601)	(27,821)
Administrative and other operating expenses	(1,285,542)	(1,298,752)

Income/(Loss) from operations	99,717	27,394
Other non-operating income - Note 6	4,917	1,149
Interest expenses – Note 7	(736)	(1,230)

Income/(Loss) before income taxes	103,898	27,313
Income taxes - Note 8	(24,433)	(6,176)

Net Income/(Loss)	79,465	21,137
Non-controlling interest	(53,711)	(15,978)

Net Income/(Loss) attributable to The Group	25,754	5,159

Revenues

Revenues Composition and Sources of Revenue Growth

Our total revenues grew from USD 24.3 million in 2009 to USD 30.6 million in 2010, representing a grow rate of  28.4%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	2010	2009

	%	%
Retail and Corporate revenue	98.6%	98.4%
Commission from travel booking services	0.3%	0.7%
Incentive commissions	1.1%	0.9%
Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our source of growth also mainly comes from the growth in the retail and corporate business.  We are not relying on referral commissions and incentive commissions as our primary source of revenue, because these commissions represent only a fraction of our total revenues. We refer our clients to other travel product providers when we cannot provide services that our clients are seeking. We see such referrals as an added value service in terms of widening our client base. We also do not reply on Airline incentive commissions, because the airlines are cutting back on these commissions due to online booking technologies, which have become more prevalent in the past ten years. As a result, airlines are more and more reluctant to pay commissions to travel agencies. Instead we have developed our relationships with Airlines in order to obtain better wholesale pricing.

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service we provide is completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, as we act as a principal, thereby assuming inventory and credit risks.  We also have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. In addition, we also have discretion in determining service prices. As a result of this, we can change the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to create a holiday package or business travel solution for our customers.

Retail and Corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $23.9 Million in 2009 to $30.1 Million in 2010, representing a growth rate of 26.0%. We attribute the growth mainly to the global economic recovery in 2010 compared to 2009. In 2010, transaction volume increased in terms of the number of travelers in both retail agency and corporate travel categories. The number of flights booked increased from 7,975 in 2009 to 10,472 in 2010, representing a growth in the number passengers of 31%.

We also believe we had a relatively stable year in 2010 in terms of general travel disruption factors compared to 2009, which was a difficult year with multiple negative factors. The uncertainty of global economic recovery from the 2008 financial crisis lead to a significant reduction of business travelers in 2009. We also saw companies limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight bookings.

Whether these trends continue in 2011 and beyond will depend on changes that may occur in the general economy and other factors beyond our control.

During 2010, our biggest travel destination market Thailand had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales. The political situation in Thailand stabilized by the end of the year, however, the negative impact from Thailand was offset by the improving global economic recovery.

We maintained good relations with airlines that specialized in the South Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. In 2009, we were also appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. Hong Kong Express mainly operates flights originating from Hong Kong to mainland China second tier cities in mainland China, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang, etc.

Referral Fees for Travel Booking Services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations.  Since we act as an agent in these situations, we do not assume any inventory and credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and do not have discretion in determining the service prices.

Incentive Commission from Travel Suppliers

We earn an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to achieving specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis, because such commissions are usually paid in arrears and we can reasonably estimate such commissions. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 95.6% of our revenue in the year ended December 31, 2010 and 94.7% of our revenues in the year ended December 31, 2009.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Year ended December 31, 2010		Year ended December 31, 2009

Total revenue	$30,600,427		$24,307,739
Cost of sales	$(29,252,793)	95.6%	$(23,008,756)	94.7%
Gross profit	$1,347,634	4.4%	$1,298,983	5.3%

Increase in Cost of Sales

Our cost of sales increased proportionally from 94.7% in 2009 to 95.6% in 2010. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. In 2010 the fuel surcharge increased on average 25-34.5%, depending on the airline. We in turn pass this surcharge on to our clients.

Decrease in Gross Profit Margin

The decrease in our gross profit margin rate is a direct result of the increase in cost of sales. The fuel surcharges led to an increase in air ticket prices, however the gross profit per ticket stays the same, consequently the gross profit margin rate decreases.

Fuel surcharges are announced at the end of each month. In our experience however, we find that the prices tend to be sticky on the upside, as the airlines try to protect themselves from the volatile price swings that the commodities markets have experienced. We anticipate these fuel surcharges will remain high for the time being, with the airlines preferring to offer discounts as a way to incentivize consumers to travel, rather than decreasing the surcharge.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2010 were $1,285,542 or 4.2% of revenues, while the operating expenses for year ended December 31, 2009 were $1,298,752 or 5.3% of revenues. Our operating expenses decreased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we started implementing in 2007.

The Table below sets forth the main category of our expenses both in dollar amount and as a percentage of total revenue for with the periods indicated.

	Year ended December 31, 2010	% of Revenue	Year ended December 31, 2009	% of Revenue
Salaries, commission, allowance	$894,046	2.9%	$928,588	3.8%
Legal & professional fees	35,912	0.1%	40,635	0.2%
Office rental	96,877	0.4%	94,772	0.4%
Other operating expenses	258,707	0.8%	234,757	0.9%
	$1,285,542	4.2%	$1,298,752	5.3%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances have decreased from $928,588 for the year ended December 31, 2009 to $894,046 for the year ended December 31, 2010. This reduction is the result of the fact that we have flattened our organization structure by cutting senior management staff, reducing staff redundancy, and decentralizing staff operations. Meanwhile, support and administration staffing has also been cut in order to reduce office costs.

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

We receive commission income from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. We currently has 4 GDS‘s installed; they are “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy’s experience with different systems, we leave it to the consultant’s discretion to choose the GDS it uses.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $34,646 in the year ended December 31, 2010, compared to $41,094 in the year ended December 31, 2009.

We recognize the management service as “other operating income,” as our management team is part of BSEL’s operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

 Exchange Gain

The exchange (loss)/gain was $nil for the year ended December 31, 2010 compared to $825 in the year ended December 31, 2009. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the year ended December 31, 2010.

We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize these exchange gains or losses as “non-operational income or expense” because these gains or losses are not generated by operations.

Net Income

Our net income was $25,754 for the year ended December 31, 2010, compared to a net income of $5,159 for the year ended December 31, 2009. The increase in net income for the year ended December 31, 2010 compared to the same period last year was mainly due to the improvement in the global economy in 2010 compared to 2009, which resulted in more travel and an increase in our revenues.  On the cost side, we were able to reduce our costs, as noted above, due to our strict implementation of our cost reduction initiative, which we began in 2007.  The result of these factors was an increase in net income, and we see these cost reductions continuing forward.  Whether revenue growth will continue will depend on whether the overall economy will continue to improve.

A.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net income of $25,754 for the year ended December 31, 2010 and a net loss since inception of $1,167,418. On December 31, 2010 we had cash on hand of $547,485. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in this annual report on Form 10-K/A. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

<
	For Year Ended Dec 31, 2010	For Year Ended Dec 31, 2009 (Adjusted)
	$	$
Net cash flows generated from/( used in) operating activities	396,955	12,901

Net cash flows (used in)/provided by investing activities	(68,635)	(193)

Net cash flows provided by/(used in) financing activities	(39,085)	34,327

Net increase/(decrease) in cash and cash equivalents	289,235	47,035
Effect of foreign currency translation	(1,905)	(4,333)
Cash and cash equivalents - beginning of year	260,155	217,453

Cash and cash equivalents - end of year	547,485	260,155

Operating Activities

Net cash provided by operating activities was $396,955 for the year ended December 31, 2010, compared to net cash used in operating activities of $12,901 for the year ended December 31, 2009. The cash provided during the year ended December 31, 2010 is mainly due to the increase in our revenues, for the reason previously discussed.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $68,635 compared to $193 for the same period in 2009. The cash was mainly used for the purchase of new office equipment for our subsidiary.

Financing Activities

Net cash used by financing activities was $39,085 for the year ended December 31, 2010, compared to $34,327 net cash provided by financing activities for the year ended December 31, 2009. For the year ended December 31, 2010 and 2009, there were no external financing activities; the decreased in cash is mainly due to the repayment of a temporary loan advanced from directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Revised Consolidated Financial Statements

For the Year Ended December 31, 2010, 2009 and

Nine Months Ended December 31, 2008

(Stated in US Dollars)

REVISED REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in note 21 to the consolidated financial statements, the Company corrected an accounting error by restating previously issued financial statements.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

(30 March, 2011 except as to note 21, as to 12 October, 2011)

BAOSHINN CORPORATION

REVISED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At December 31,
	2010	2009
		(Adjusted)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	547,485	260,155
Accounts receivable	1,695,759	1,182,614
Deferred cost – note 13	1,200,598	416,651
Restricted cash	12,861	-
Amount due from a related party – Note 12	-	87,029
Deposits, prepaid expenses and other receivables – Note 9	785,854	800,482

Total Current Assets	4,242,557	2,746,931
Plant and equipment – Note 10	41,475	52,430

TOTAL ASSETS	4,284,032	2,799,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,804,077	1,198,145
Deferred revenue – note 13	1,217,300	419,431
Other payables and accrued liabilities – Note 11	414,354	267,566
Income tax payable	18,568	6,172
Amounts due to related parties – Note 12	300	113,553

Total current liabilities	3,454,599	2,004,867

TOTAL LIABILITIES	3,454,599	2,004,867

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

REVISED CONSOLIDATED STATEMENT OF OPERATIONS

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

See notes to consolidated financial statements

BAOSHINN CORPORATION

REVISED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2010	For Year Ended Dec 31, 2009	For 9-Months Ended Dec 31, 2008
		(Adjusted)	(Adjusted)
	$	$	$
Cash flows from operating activities
Net Income/(loss)	25,754	5,159	(144,173)
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities:
Depreciation	21,601	27,821	28,866
Loss on disposal of property and equipment	-	-	17,174
Stock based compensation	15,333	11,500	(2,300)
Non-controlling interest	53,711	15,978	(2,171)
Changes in operating assets and liabilities:
Accounts receivable	(513,145)	220,555	179,107
Deferred cost	(783,947)	66,666	96,998
Deposits, prepaid expenses and other receivables	14,628	139,756	(33,754)
Accounts payable	605,932	(388,562)	(99,122)
Deferred revenue	797,869	(83,109)	(73,479)
Other payables and accrued liabilities	146,788	(9,035)	(41,430)
Income tax payable	12,431	6,172	-

Net cash flows generated from/( used in) operating activities	396,955	12,901	(74,284)

Cash flows from investing activities
Incorporation of a subsidiary, net of cash	-	-	87,078
Proceeds of disposal of plant and equipment	-	-	5,742
Acquisition of plant and equipment	(10,758)	(193)	(43,378)
Dividend paid to non-controlling interest	(57,877)	-	-

Net cash flows (used in)/provided by investing activities	(68,635)	(193)	49,442

Cash flows from financing activities
Amounts due from related parties	87,029	(76,388)	(7,095)
Amounts due to related parties	(113,253)	110,715	2,838
Increase in restricted cash	(12,861)	-	-

Net cash flows provided by/(used in) financing activities	(39,085)	34,327	(4,257)

Net increase/(decrease) in cash and cash equivalents	289,235	47,035	(29,099)
Effect of foreign currency translation on cash and cash equivalents	(1,905)	(4,333)	3,194
Cash and cash equivalents - beginning of year	260,155	217,453	243,358

Cash and cash equivalents - end of year	547,485	260,155	217,453

Supplemental disclosures for cash flow information:
Cash paid for :
Interest	736	1,230	8,083
Income taxes	12,002	-	-

See notes to consolidated financial statements.

BAOSHINN CORPORATION

REVISED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended	Year Ended	9-months Ended
Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
$5,534	$6,610	1,730

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended	Year Ended	9 Months Ended
	December 31, 2009	December 31, 2009	December 31, 2008
	$	$	$
Deferred tax assets
Tax loss carrying-forwards	-	-	26,773
Valuation allowance	-	-	26,773

Net deferred tax asset	-	-	-

9.

Deposits, prepaid expenses and other receivables

	At December 31,
	2010	2009
	$	$

Security deposits to suppliers [1]	699,732	691,505
Prepayments and other receivables	55,458	76,231
Utility, rental and other deposits	30,664	32,746

	785,854	800,482

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Stock options (Continued)

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the year ended December 31, 2010 and 2009 was $15,333 and $11,500 respectively which was charged to the consolidated consolidated statement of operations and credited to contributed surplus. During the 9 months ended December 31, 2008, the Group recorded the overprovision of $2,300 as a credit to recognize the forfeited stock option included in other non-operating income.

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair value measurements (Continued)

		Fair Value Measurements at reporting date using
	December 31, 2009	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Adjusted)
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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.

Restatement

The Company has restated its financial statements for the year ended December 31, 2009 to enhance the accuracy and adequacy of overall disclosure. The accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2009 has been adjusted from previously issued financial statements to correct the following error.

The Group had re-evaluated its accounting treatment for revenues from retail and corporate travel services from previously issued financial statements and concluded that these revenues are recognized when the travel service provided by the Group is completely delivered.  Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services respectively as at the year end. The deferred cost and revenue had been offset with accounts payable and receivables respectively in the previous years. As there is no right to offset the deferred cost and revenue with accounts payable and receivables respectively, the Group revised the previously issued financial statements as of and for the year ended December 31, 2009 to correct the classification corresponding to its presentation.

Below are summaries of the financial statement line items that were affected by the restatements disclosed above.

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.

Restatement (Continued)

Consolidated Balance Sheet

At December 31, 2009

	2009	2009	2009
	(As originally	(Adjusted)	(Effect of
	reported)		change)
	$	$	$
ASSETS
Current Assets
Cash and cash equivalents	260,155	260,155	-
Accounts receivable	763,183	1,182,614	419,431
Deferred cost – note 13	-	416,651	416,651
Amount due from a related party – Note 12	87,029	87,029	-
Deposits, prepaid expenses and other receivables – Note 9	800,482	800,482	-

Total Current Assets	1,910,849	2,746,931	836,082
Plant and equipment	52,430	52,430	-

TOTAL ASSETS	1,963,279	2,799,361	836,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	781,494	1,198,145	416,651
Deferred revenue – note 13	-	419,431	419,431
Other payables and accrued liabilities – Note 11	267,566	267,566	-
Income tax payable	6,172	6,172	-
Amounts due to related parties – Note 12	113,553	113,553	-

Total Current Liabilities	1,168,785	2,004,867	836,082

TOTAL LIABILITIES	1,168,785	2,004,867	836,082

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.

Restatement (Continued)

Consolidated Balance Sheet (Continued)

At December 31, 2009

	2009	2009	2009
	(As originally	(Adjusted)	(Effect of
	reported)		change)
	$	$	$
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2010 - US$0.001
Authorized: 2010 – 200,000,000 shares
Issued and outstanding: 2010 – 21,400,000 shares	21,400	21,400	-
Additional paid-in capital	1,778,263	1,778,263	-
Accumulated other comprehensive income	32	32	-
Accumulated deficit	(1,193,172)	(1,193,172)	-

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	606,523	606,523	-
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	187,971	187,971	-

ATTRIBUTBLE TO THE GROUP	794,494	794,494	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,963,279	2,799,361	836,082

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.

Restatement (Continued)

Consolidated Statement of Cash Flow

Year ended December 31, 2009

	2009	2009	2009
	(As originally	(As	(Effect of
	reported)	restated)	change)
	$	$	$
Cash flows from operating activities
Net Income	5,159	5,159	-
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	27,821	27,821	-
Stock based compensation	11,500	11,500	-
Non-controlling interest	15,978	15,978	-
Changes in operating assets and liabilities:
Accounts receivable	137,446	220,555	83,109
Deferred cost	-	66,666	66,666
Deposits, prepaid expenses and other receivables	139,756	139,756	-
Accounts payable	(321,896)	(388,562)	(66,666)
Deferred revenue	-	(83,109)	(83,109)
Other payables and accrued liabilities	(9,035)	(9,035)	-
Income tax payable	6,172	6,172	-

Net cash flows provided by operating activities	12,901	12,901	-

Cash flows from investing activity
Acquisition of plant and equipment	(193)	(193)	-

Net cash flows used in investing activity	(193)	(193)	-

Cash flows from financing activities
Amounts due from related parties	(76,388)	(76,388)	-
Amounts due to related parties	110,715	110,715	-

Net cash flows provided by financing activities	34,327	34,327	-

Net increase in cash and cash equivalents	47,035	47,035	-
Effect of foreign currency translation on cash and cash equivalents	(4,333)	(4,333)	-
Cash and cash equivalents - beginning of year	217,453	217,453	-

Cash and cash equivalents - end of year	260,155	260,155	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,230	1,230	-
Income taxes	6,172	6,172	-

BAOSHINN CORPORATION

REVISED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

21.

Restatement (Continued)

Consolidated Statement of Cash Flow

Period ended December 31, 2008

	2008	2008	2008
	(As originally	(As	(Effect of
	reported)	restated)	change)
	$	$	$
Cash flows from operating activities
Net loss	(144,173)	(144,173)	-
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	28,866	28,866	-
Loss on disposal of property, plant and equipment	17,174	17,174	-
Stock based compensation	(2,300)	(2,300)	-
Non-controlling interest	(2,171)	(2,171)	-
Changes in operating assets and liabilities:
Accounts receivable	105,628	179,107	73,479
Deferred cost	-	96,998	96,998
Deposits, prepaid expenses and other receivables	(33,754)	(33,754)	-
Accounts payable	(2,124)	(99,122)	(96,998)
Deferred revenue	-	(73,479)	(73,479)
Other payables and accrued liabilities	(41,430)	(41,430)	-

Net cash flows used in operating activities	(74,284)	(74,284)	-

Cash flows from investing activity
Incorporation of a subsidiary, net of cash	87,078	87,078	-
Proceeds of disposal of plant and equipment	5,742	5,742	-
Acquisition of plant and equipment	(43,378)	(43,378)	-

Net cash flows provided by investing activity	49,442	49,442	-

Cash flows from financing activities
Amounts due from related parties	(7,095)	(7,095)	-
Amounts due to related parties	2,838	2,838	-

Net cash flows used in financing activities	(4,257)	(4,257)	-

Net decrease in cash and cash equivalents	(29,099)	(29,099)	-
Effect of foreign currency translation on cash and cash equivalents	3,194	3,194	-
Cash and cash equivalents - beginning of year	243,358	243,358	-

Cash and cash equivalents - end of year	217,453	217,453	-

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	8,083	8,083	-
Income taxes	-	-	-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

BAOSHINN CORPORATION

Dated: October 27, 2011	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	October 27, 2011
Sean Webster

/s/ Benny Kan	CEO/Director	October 27, 2011
Benny Kan

/s/ Mike Lam	Secretary/Director	October 27, 2011
Mike Lam