Form 10-Q
period 2011-09-30
Baoshinn Corp
filed 2011-11-18
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2011: 21,400,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

3

Unaudited Condensed Consolidated Balance Sheet at September 30, 2011 and at December 31, 2010

4

Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended

    September 30, 2010 and 2011 and for the nine months ended September 30, 2010 and 2011

5

Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and the nine months ended September 30, 2010

6

Notes to Unaudited Condensed Consolidated Financial Statements

7-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3. Quantitative and Qualitative Disclosure About Market Risk

35

Item 4T. Controls and Procedures

35

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

36

Item 1A. Risk Factors

36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3. Defaults Upon Senior Securities

36

Item 5. Other Information

36

Item 6. Exhibits

36

Signatures

36

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Baoshinn Corporation

Unaudited

Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Stated in US Dollars)

These financial statements have been prepared by Baoshinn Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, and its results of operations, stockholders’ equity, and its cash flows for the nine months ended September 30, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. It is suggested that the accompanying financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K.

3

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At September 30,	At December 31,
	2011	2010
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	242,608	547,485
Accounts receivable	2,264,079	1,695,759
Deferred cost – Note 13	1,330,936	1,200,598
Restricted cash	12,834	12,861
Deposits, prepaid expenses and other receivables – Note 9	1,040,545	785,854

Total Current Assets	4,891,002	4,242,557
Plant and equipment – Note 10	35,440	41,475

TOTAL ASSETS	4,926,442	4,284,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	2,021,272	1,804,077
Deferred revenue – Note 13	1,344,638	1,217,300
Other payables and accrued liabilities – Note 11	433,330	414,354
Income tax payable	16,584	18,568
Amounts due to related parties – Note 12	124,487	300

Total current liabilities	3,940,311	3,454,599

TOTAL LIABILITIES	3,940,311	3,454,599

COMMITMENTS AND CONTINGENCIES – Note 16 GOING CONCERN – Note 3

STOCKHOLDERS’ EQUITY
Common stock
Par value : - US$0.001
Authorized: – 200,000,000 shares
Issued and outstanding: – 21,400,000 shares	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	(2,815)	(1,329)
Accumulated deficit	(1,032,992)	(1,167,418)

TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	779,189	646,249
NON-CONTROLLING INTERESTS	206,942	183,184

TOTAL STOCKHOLDERS’ EQUITY	986,131	829,433
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	4,926,442	4,284,032

See accompanying notes to unaudited condensed consolidated financial statement

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in US Dollars)

	For 3 Months Ended September 30 Unaudited		For 9 months Ended September 30 Unaudited
	2011	2010	2011	2010
	$	$	$	$
Retail and Corporate revenue	11,001,016	8,451,190	29,565,990	22,080,447
Commission from travel booking services	29,692	25,550	179,512	82,439
Incentive commissions	148,792	83,025	247,114	236,637

Net sales	11,179,500	8,559,765	29,992,616	22,399,523
Cost of sales	(10,817,435)	(8,233,711)	(28,909,195)	(21,385,054)

Gross profit	362,065	326,054	1,083,420	1,014,469
Other operating income – Note 5	9,555	9,372	28,087	25,659
Depreciation	(4,619)	(4,787)	(15,225)	(16,220)
Administrative and other operating expenses	(305,466)	(312,731)	(942,864)	(926,113)

Profit/(Loss) from operations	61,535	17,908	153,419	97,795
Other non-operating (income)/expenses - Note 6	1,400	(735)	5,190	(445)
Interest expenses – Note 7	(4)	-	(4)	(141)

Profit before income taxes	62,931	17,173	158,605	97,209
Income taxes - Note 8	-	-	-	-

Net Profit	62,931	17,173	158,605	97,209
Non-controlling interest	(9,881)	(15,716)	(24,179)	(51,636)

Net Profit attributable to the Company	53,050	1,457	134,426	45,573

Earning per share of common stock – Note 4
- Basic	0.25 cents	0.007 cents	0.63 cents	0.213 cents
- Diluted	0.25 cents	0.007 cents	0.62 cents	0.210 cents

Weighted average number of common stock – Note 4
- Basic	21,400,000	21,400,000	21,400,000	21,400,000
- Diluted	21,400,000	21,780,000	21,507,582	21,657,670

See accompanying notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For 9 months Ended September 30 unaudited
	2011	2010
	$	$
Cash flows from operating activities
Net Profit	158,605	97,209
Adjustments to reconcile net profit to net cash flows
provided by operating activities :
Depreciation	15,225	16,220
Changes in operating assets and liabilities :
Accounts receivable	(568,320)	(623,573)
Deferred cost	(130,338)	(151,916)
Deposits, prepaid expenses and other receivables	(254,691)	(60,094)
Accounts payable	217,195	497,742
Deferred revenue	127,338	150,051
Other payables and accrued liabilities	18,976	77,866

Net cash flows (used in)/provided by operating activities	(416,010)	3,505

Cash flows from investing activity
Acquisition of plant and equipment	(9,022)	(3,230)

Net cash flows (used in) investing activity	(9,022)	(3,230)

Cash flows from financing activities
Amounts due to related parties	124,187	28,163

Net cash flows provided by financing activities	124,187	28,163

Net (decrease)/increase in cash and cash equivalents	(300,845)	28,438
Effect of foreign currency translation on cash and cash equivalents	(4,032)	(3,057)
Cash and cash equivalents - beginning of period	547,485	260,155

Cash and cash equivalents - end of period	242,608	285,536

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	141
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc. During the year ended September 30, 2008, the Company issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

Baoshinn Corporation is the majority owner of each of the corporation’s described above, and they make-up a consolidated group for financial statement reporting purposes.  Accordingly, Baoshinn Corporation and all of its majority owned subsidiaries will be referred to collectively sometimes hereinafter as the “Company.”

3.

Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated a net profit for the nine months ended September 30, 2011 of $134,426; on September 30, 2011 it had an accumulated deficit of $1,032,992 and a working capital of $950,691.

Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These financial statements do not include any adjustments that might result from this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification did not change US GAAP and FASB standards. The codification is rather  giving previous systems a different numbering system. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  In respect of accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security.  In order to minimize the credit risk, the management of the Company has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts.  Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts.  In this regard, the directors of the Company consider that the Company’s credit risk is significantly reduced.

Concentrations of supplier risk

The Company relies on Thai Airways as its major supplier of air tickets and tour packages. If this supplier became unwilling to cooperate with the Company, the Company would have to find alternative resources, which could materially affect the Company’s ability to generate revenue and profitability.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Company does not accrue interest on trade accounts receivable.

The Company has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

During the reporting nine months ended September 30, 2011 and 2010, the Company did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Company is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Company performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

The Company has the following three types of revenues:

-

Retail and corporate travel service revenues,

-

Referral fee for travel booking services, and

-

Incentive commission from travel suppliers.

Retail and corporate travel service revenues

Revenues from retail and corporate travel services are recognized when the travel service provided by the Company is completely delivered.  The Company presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Company acts as a principal, assumes inventory and credit risks, and has primary obligations to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations.  The Company also has latitude in determining the ticket prices.  The Company changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Revenue recognition (Continued)

Referral fee for travel booking services

The Company receives referral fee from travel product providers for booking travel services through the Company. The itinerary and product price are generally fixed by the travel product providers and the Company books the travel services on behalf of the customers.  Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured.  The Company presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Company acts as an agent, does not assume any inventory and credit risks, has no obligations for cancelled airline or hotel ticket reservations, and does not have latitude in determining the service prices.

Incentive commission from travel suppliers

The Company earns an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to the Company subject to achieving specific performance targets.  Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears and the Company can reasonably estimate such commissions.  The Company presents revenues from such transactions on a net basis in the statements of operations, as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations.

Deferred revenue

The Company records deferred revenue when it receives payments in advance of the completion of delivery of travel services. Hence, rrevenue from retail and corporate travel service is deferred. Upon completion of delivery of travel services, the Company recognized this as sales in the consolidated statement of operations.

Deferred cost

The Company records deferred cost when it pays in advance of the completion of delivery of travel services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

For 3 months ended 30 September

For 9 months ended 30 September

2011

 2010

2011

 2010

$

   $

     $

    $

1,037

1,287

              4,253

 5,532

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Company’s results of operations or financial condition for the year ended 31 December, 2010.  As of the date of the adoption of ASC 740, the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity.  The Company’s other comprehensive income represented foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HK$”).  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	For months Ended September 30,
	2011	2010
Quarter end HK$ : US$ exchange rate	7.792	7.762
Average quarterly HK$ : US$ exchange rate	7.786	7.771

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

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

The calculation of diluted weighted average common shares outstanding for the nine months ended 30 September, 2011 is based on the estimate fair value of the Company’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

 Summary of significant accounting policies (Continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For 3 months ended September 30		For 9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net Profit	53,050	1,457	134,426	45,573

Denominator:
Basic weighted average shares	21,400,000	21,400,000	21,400,000	21,400,000
Effect of dilutive securities	-	380,000	107,582	257,670

Diluted weighted average shares	21,400,000	21,780,000	21,507,582	21,657,670

Basic earnings per share:	0.25cents	0.007 cents	0.63 cents	0.213 cents

Diluted earnings per share:	0.25cents	0.007cents	0.62 cents	0.210 cents

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During the quarter ended September 30, 2011 and 2010, the Company did not record stock-based compensation.

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements

In October 2010, the FASB has published ASU 2010-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

4.      Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In January 2011, the FASB issued Accounting Standards Update No. 2011-06 (ASU 2011-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2011-06 is effective for interim and annual periods beginning after December 15, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2011 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2010-14 on its financial statements.

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	For 3 months ended September 30		For 9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$

GDS commission income	642	-	1,168	-
Management service income	8,913	9,372	26,919	25,659

	9,555	9,372	28,087	25,659

6.

Other non-operating income (expenses)

	For 3 months ended September 30		For 9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$

Sundry income	1,257	-	5,215	-
Gain (Loss) on exchange	135	(740)	(43)	(461)
Interest income	8	5	18	16

	1,400	(735)	5,190	(445)

7.

Interest expenses

	For 3 months ended September 30		For 9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$

Interest expense	4	-	4	141

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes

The Company was subject to Hong Kong profits or income tax at 16.5% for the quarter ended September 30, 2011 and 2010.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes.  The Company did not generate taxable income in the United States in 2010 and 2011.  The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax or income tax at 16.5% for the quarter ended September 30, 2011 and 2010.

No provision for Hong Kong profits tax has been made for the period, because the Company did not have any assessable profit during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company follows FASB Accounting Standard Codification Topic 740- (ASC 740) “Income taxes,” ASC 740 and requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9.

       Deposits, prepaid expenses and other receivables

	At Sep 30	At Dec 31
	2011	2010
	(unaudited)	(audited)
	$	$

Security deposits to suppliers [1]	880,900	699,732
Prepayments and other receivables	126,417	55,458
Utility, rental and other deposits	33,228	30,664

	1,040,545	785,854

[1] Represents a deposit with the airline companies to allow the Company to issue an agreed upon amount of air tickets per month'

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

       Plant and equipment

	At September 30	At December 31
	2011	2010
	(unaudited)	(audited)
	$	$
Cost
Furniture and fixtures	53,146	51,333
Office equipment	68,681	61,472

	121,827	112,805

Accumulated depreciation
Furniture and fixtures	34,622	26,913
Office equipment	51,765	44,417

	86,387	71,330

Net
Furniture and fixtures	18,524	24,420
Office equipment	16,916	17,055

	35,440	41,475

Depreciation expenses for the 3 months ended 30 September 2011 are $4,619 (2010: $4,787).

Depreciation expenses for the 9 months ended 30 September 2011 are $15,225 (2010: $16,220).

11.

Other payables and accrued liabilities

	At September 30	At December 31
	2011	2010
	(unaudited)	(audited)
	$	$
Sale deposits received	192,566	165,447
Accrued expenses	151,768	199,693
Other payables	88,996	49,214

	433,330	414,354

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amounts due from/(to) related parties

Amounts due from/(to) related parties for working capital are as follows:

	At September 30,	At December 31,
	2011	2010
	(unaudited)	(audited)
	$	$

Amounts due to shareholders	124,487	300

The amount due from shareholder is temporary advance, interest free, unsecured and due on demand.

The amounts due to shareholders, represent advances from certain shareholders of the Company, are interest-bearing at the rate of 5.5% (2010: 5.5%) per annum, unsecured and have no fixed repayment terms.

13.

Deferred cost and revenue

The Company has re-evaluated its accounting treatment for revenues from retail and corporate travel services from previously issued financial statements and concluded that these revenues are recognized when the travel service provided by the Company is completely delivered.  Cost and revenue is deferred when the Company paid and received payment in advance of the completion of delivery of travel services respectively as at the year end (see note 4).

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

 Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Balance as of September 30, 2011	330,000	0.35

Exercisable as of December 31, 2008	155,000	0.35	2.25

Exercisable during the year	75,000	0.35
Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35

Exercisable as of December 31, 2010	330,000	0.35	0.25

Expired during the period	(330,000)	0.35	-
Exercisable as of September 30, 2011	-	-	-

15.

Concentration of credit

A substantial percentage of the Company's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	For 9 months period ended September 30
	(unaudited)
	2011	2010
Travel Expert Limited (a Hong Kong incorporated travel agent)	21%	15%

Details of the accounts receivable from the one customer with the largest receivable balances at September 30, 2011 and December 31, 2010 are as follows:

	Percentage of account receivable
	September 30, 2011	December 31,2010
	(unaudited)	(audited)
Travel Expert Limited (a Hong Kong incorporated travel agent)	12%	17%

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Pension plans

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000.  The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Company.  Total pension cost was $23,476 during the nine months ended September 30, 2011 and $23,674 for the nine months ended September 30, 2010.

17.

   Fair Value Measurements

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at reporting date using
	September 30, 2011	Quoted Price in active Markets for identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Accounts receivable	2,264,079	-	-	2,264,079
Deferred cost	1,330,936	-	-	1,330,936
Restricted cash	12,834	-	-	12,834
Deposit, prepayment and other receivables	1,040,545	-	-	1,040,545

Liabilities
Accounts payable	2,021,272	-	-	2,021,272
Deferred revenue	1,344,638	-	-	1,344,638
Other payables and accrued liabilities	433,330	-	-	433,330
Amount due to related parties	124,487	-	-	124,487

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

18.

Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of September 30, 2011 are as follows:-

September 30, 2011	$

Within 1 year	63,868
2 – 5 years	-

63,868

Rental expenses for the three months ended 30 September, 2011 were $24,148 (3 months ended 30 September 2010: $24,218).

BAOSHINN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended September 30		For 9 months ended September 30
			2011	2010	2011	2010
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(64,592)	(37,587)	(164,582)	(130,379)

		Management service income	(8,920)	(9,003)	(26,925)	(25,300)

		Purchase of air tickets and tour packages	3,619	13,201	34,785	36,436

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Co Ltd is a Major shareholder	Sales	(315,069)	(334,486)	(790,915)	(874,945)
		Purchase	-	-	-	1,404

H.C, Patterson and Company Ltd	Bao Shinn Express Co Ltd is a Major shareholder	Purchase	18,197	4,353	36,505	12,394
		Sales	(16,856)	(24,124)	(36,221)	(46,764)

Grand Power Express International Ltd	Chiu Tong, Ricky is the connected person	Sales	-	(1,872)	(2,017)	(2,455)

20.

Subsequent Events

Effective on 19 October 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

21.

Segment Information

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

For management purposes, the Company is regarded as a single segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong.  Accordingly, no geographical segment information is presented.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Baoshinn Corporation and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

A.

Operating Results

We are a relatively small consolidator of hotel accommodations and airline tickets in Hong Kong. We aggregate information on hotels and flights, and enable our customers to make informed and cost-effective hotel and flight bookings. Our customers are mainly retail travel agencies in Hong Kong, and corporate travelers. We generate a very small portion of our revenue from referral commissions when we refer our clients to other travel product providers, such as package tour companies. We also receive incentive commissions from our travel services suppliers, such as airlines, based on our contract with such suppliers.

In the nine months ended September 30, 2011, we derived 98.6%, 0.6% and 0.8% of our total revenues from our retail & corporate clients, referral commissions, and airline incentive commissions respectively.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in Hong Kong, and hence our results of operations and financial condition, including:

Growth in the Overall Economy and Demand for Travel Services in Hong Kong. We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in Hong Kong and the rest of the world. The Hong Kong economy is highly influenced by the Chinese economy. Any adverse changes in economic conditions of China and the rest of the world, such as the global financial crisis and the economic downturn, could have a material adverse affect on the travel industry in Hong Kong.  This in turn could harm our business.

Seasonality in the Travel Service Industry. The travel service industry is characterized by seasonal fluctuations and accordingly our revenues may vary from quarter to quarter. To date, the revenues generated during the summer season of each year generally are higher than those generated during the winter season.  The reason for this is because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Christmas and Chinese New Year holiday, during which our customers reduce their business activities.

Disruptions in the Travel Industry. Individual travelers tend to modify their travel plans based on the occurrence of events such as:

•

The outbreak of HIN1 influenza, avian flu, SARS or any other serious contagious diseases;

•

Increased oil prices resulting fuel surcharge;

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

In 2010, the political instability and riots in Thailand disrupted holiday travel and many travelers canceled holiday bookings to the region.

In 2011, the earthquake, Tsunami and nuclear power station failure in Japan resulted in a major airline in Hong Kong temporarily canceling all its flights to Japan. Our business and operating results were adversely affected in all these cases.

Major Factors Affecting Our Business

Our main business comes from retail and corporate travelers. We are vulnerable to all the above general factors affecting travel industry. In particular, we are more sensitive to the disruption in the South East Asia region including the Philippines, Thailand, Indonesia, Malaysia, and Taiwan.

During 2010, our biggest travel destination market was Thailand, and it had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular), which caused a decline in travel and ticket sales. The political situation in Thailand had stabilized by the end of 2010.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months ended September 30, 2011	Three months ended September 30, 2010
	$	$

Retail and Corporate revenue	11,001,016	8,451,190
Referral Commission from travel booking services	29,692	25,550
Incentive commissions	148,792	83,025

Net sales	11,179,500	8,559,765
Cost of sales	(10,817,435)	(8,233,711)

Gross profit	362,065	326,054
Other operating income	9,555	9,372
Depreciation	(4,619)	(4,787)
Administrative and other operating expenses	(305,466)	(312,731)

Income/(Loss) from operations	61,535	17,908
Other non-operating income - Note 6	1,400	(735)
Interest expenses – Note 7	(4)	-

Income/(Loss) before income taxes	62,931	17,173
Income taxes - Note 8	-	-

Net Income/(Loss)	62,391	17,173
Non-controlling interest	(9,881)	(15,716)

Net Income/(Loss) attributable to The Company	53,050	1,457

Revenues

Revenues Composition and Sources of Revenue Growth

We have experienced revenue growth in the past 12 months.  Our total revenues grew from USD 8.6 million in the three months ended September 30, 2010 to USD 11.1 million in the three months ended September 30, 2011.  This represented a growth rate of  31%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Three months ended September 30, 2011	Three months ended September 30, 2010

	%	%
Retail and Corporate revenue	98.4%	98.7%
Commission from travel booking services	0.3%	0.3%
Incentive commissions	1.3%	1.0%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business, and our primary source of growth came from increased sales in that area. We are not relying on referral commissions and incentive commissions as our primary source of revenue, as those categories only represent a fraction of our revenue. We also refer our clients to other travel product providers when we cannot provide needed services. We see referrals as an added value to our customers in terms of widening our client base. We also do not rely on airline incentive commissions, due to the fact that airlines are cutting back commissions through the use of online booking technologies, which have begun to predominate over the past ten years. As a result of these factors, airlines are more and more reluctant to give away commissions to travel agencies. However, our relationships with the airlines are very important because they allow us to obtain better wholesale pricing.

Retail and Corporate Revenue

We recognize revenues from retail and corporate travel services when we completely deliver the travel service. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, because we act as a principal, we assume inventory and credit risks, and we have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. We also have discretion in determining the service prices. We make alterations to the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services in order to create a holiday package or business travel solution for customers.

Retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $8.5 million in the three months ended September 30, 2010 to $11.0 million in the three months ended September 30, 2011, representing a growth rate of 31%. We attribute the growth mainly to the accelerating global economic recovery during the period.  During the period, there was an increase in transaction volume in terms of increased number of travelers in both retail agency and corporate travel categories. We also believe we had a relatively stable third quarter in 2011 compared to 2010 in terms of general travel disruption factors.

We also believe we had a relatively stable year in 2011 compared to 2010 in terms of the general travel disruption factors discussed previously. We have had difficult years from 2008 to 2010 due to the many travel disruption factors we have mentioned before. The uncertainty of global economic recovery from the 2008 financial crisis lead to a significant reduction of business travelers.  During that period, we saw our corporate clients limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flights being booked.

During 2010, the Thailand market, our biggest travel destination market, had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales in that year.  The political situation in Thailand stabilized by the end of 2010.  The negative impact from Thailand in 2010 was offset by the improving global economic recovery.

We have maintained our good relations with airlines which specialize in the South Asia region. In fact, we were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within South East Asia and long haul routes including routes to North America and Europe. We were also appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express during 2009. Hong Kong Airlines operates flights originating mainly from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan.  HongKong express operates flights originating mainly from Hong Kong to second-tier cities on mainland China including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang, etc.

Referral fees for travel booking services

We received referral fees from travel product providers for booking travel services during the three month period. The itinerary and product prices are generally fixed by the travel product providers, and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations because we act as an agent, we do not assume any inventory and credit risks, we have no obligation for cancelled airline or hotel ticket reservations, and we do not have discretion in determining the service prices.

Incentive commission from travel suppliers

We earn incentive commissions from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to meeting specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis because the commissions are usually paid in arrears, and we can reasonably estimate the amount of the commissions. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.8% of our revenue in the three months ended September 30, 2011 and 96.2% of our revenues in the three months ended September 30, 2010.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Three months ended September 30, 2011		Three months ended September 30, 2010
	$		$
Total revenue	11,179,500		8,559,765
Cost of sales	(10,817,435)	96.8%	(8,233,711)	96.2%
Gross profit	362,065	3.2%	326,054	3.8%

Increase in Cost of Sales

Our cost of sales increased proportionally from 96.2% in the three months ended September 30, 2010 to 96.8% in the three months ended September 30, 2011.  A large part of the increase in the cost of sales is directly attributable to the increase in the fuel surcharge by the airlines. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. During the third quarter of 2011, the fuel surcharge increased an average 35% compared to the third quarter of 2010. We in turn passed this surcharge on to our clients.

Decrease in gross profit margin

The decrease in our gross profit margin rate from 3.8% in the three months ended September 30, 2010, to 3.2% in the three months ended September 30, 2011 is a direct result of the increase in cost of sales. The fuel surcharges lead to an increase in air ticket prices, however, the gross profit per ticket stayed the same, consequently our gross profit margin rate decreased.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2011 were $305,465 or 2.7% of revenues, while the operating expenses for three months ended September 30, 2010 were $312,731 or 3.7% of revenues. Our operating expenses decreased slightly regardless of the high inflation rate in Hong Kong.  We attribute this to our cost reduction strategy previously discussed. The table below sets forth the main category of our expenses both in dollar amounts and as a percentage of our total revenues for the periods indicated.

	Three months ended September 30, 2011	% of Revenue	Three months ended September 30, 2010	% of Revenue
Salaries, commission, allowance	$208,502	1.9%	$214,109	2.5%
Legal & Professional fees	5,968	0.1%	9,846	0.1%
Office Rental	24,148	0.2%	24,218	0.3%
Other operating expenses	66,847	0.5%	64,558	0.8%
	$305,465	2.7%	$312,731	3.7%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances have decreased from $214,109 for the three months ended September 30, 2010 to $208,502 for the three months ended September 30, 2011. We have reduced expenses in this category by flattening our organizational structure, by cutting senior management staff, by reducing staff redundancy, and by decentralizing our operations. Meanwhile, support and administration staff has also been cut to reduce back office costs.

Legal and Professional Fees

Legal and professional fees for the three months ended September 30, 2011 were $5,968 or 0.1% of revenues, while the legal and professional fees for three months ended September 30, 2010 were $9,846 or 0.1% of revenues. Legal and professional fees in the third quarter in 2011 were lower compared to the third quarter in 2010, mainly due to the necessity of responding to certain SEC comments during the third quarter of 2010.

We are expecting higher fourth quarter legal fees in 2011 compared to fourth quarter 2010 as a result of recent SEC comments, to which we are responding.

Office Rental

Office rental for the three months ended September 30, 2011 was $24,148 or 0.2% of revenues, while the Office rental for three months ended September 30, 2010 were $24,218 or 0.3% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended September 30, 2011 were $66,847 or 0.5% of revenues, while the other expenses for three months ended September 30, 2010 were $64,558 or 0.8% of revenues. The expenses in the current period were consistent to the same period last year.

Other operating income

	Three months ended	Three months ended
	Sept 30, 2011	Sept 30, 2010
	Unaudited	Unaudited

GDS commission income	642	-
Management service income	8,913	9,372

	9,555	9,372

Other operating income is consistent throughout 2011 and 2010 as noted above under the nine month discussion.

 Exchange Gain

The exchange gain was $136 for the three months ended September 30, 2011 compared to $740 in the three months ended September 30, 2010. This was attributable to the fluctuating exchange rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the three months ended September 30, 2011, compared to the same period in 2010.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $8 for the three months ended September 30, 2011, compared to $5 for the three months ended September 30, 2010.  The lower interest is a result of low bank interest rates prevailing for the past few years since the 2008 financial crisis.

Net Income

Our net income was $53,050 for the three months ended September 30, 2011, compared to a net income of $1,457 for the three months ended September 30, 2010. The increase in net income for the three months ended September 30, 2011 compared to the same period last year was mainly due to the improvement in the global economy in the period as well as our strict implementation of our cost reduction initiative.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	$	$

Retail and Corporate revenue	29,565,990	22,080,447
Referral Commission from travel booking services	179,512	82,439
Incentive commissions	247,114	236,637

Net sales	29,992,616	22,399,523
Cost of sales	(28,909,195)	(21,385,054)

Gross profit	1,083,420	1,014,469
Other operating income	28,087	25,659
Depreciation	(15,225)	(16,220)
Administrative and other operating expenses	(942,864)	(926,113)

Income/(Loss) from operations	153,419	97,795
Other non-operating income - Note 6	5,190	(445)
Interest expenses – Note 7	(4)	(141)

Income/(Loss) before income taxes	158,605	97,209
Income taxes - Note 8	-	-

Net Income/(Loss)	158,605	97,209
Non-controlling interest	(24,179)	(51,636)

Net Income/(Loss) attributable to The Company	134,426	45,573

Revenues

Revenues Composition and Sources of Revenue Growth

We have experienced revenue growth in the past 12 months.  Our total revenues grew from USD 22.4 million in the nine months ended September 30, 2010 to USD 29.9 million in the nine months ended September 30, 2011, representing a grow rate of  33.9%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

	%	%
Retail and Corporate revenue	98.6%	98.6%
Commission from travel booking services	0.6%	0.4%
Incentive commissions	0.8%	1.0%

Total revenue	100%	100%

Retail and Corporate Revenue

As discussed above, retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $22.1 million in the nine months ended September 30, 2010 to $29.6 million in the nine months ended September 30, 2011.  This represents a growth rate of 33.9%. We attribute the growth mainly to the stable global economic recovery during this period compared to the nine months ended September 30, 2010. We see an increase of transaction volume in terms of an increase in the number of travelers in both retail and corporate travel classes.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations because we act as an agent.  In that case, we do not assume any inventory and credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and we do not have discretion in determining the service prices.

Incentive commission from travel suppliers

We also earn an incentive commission from many travel product suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us, subject to meeting specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis, because such commissions are usually paid in arrears and we can reasonably estimate the amount of commissions earned. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to creating our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.4% of our revenue in the nine months ended September 30, 2011 and 95.5% of our revenues in the nine months ended September 30, 2010.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	$		$
Total revenue	29,992,616		22,399,523
Cost of sales	(28,909,195)	96.4%	(21,385,054)	95.5%
Gross profit	1,083,420	3.6%	1,014,469	4.5%

Increase in Cost of Sales

Our cost of sales increased from 95.5% in the nine months ended September 30, 2010 to 96.4% in the nine months ended September 30, 2011. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharges by the airlines. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. In 2011 the fuel surcharge increased approximately 30%. We in turn pass this surcharge on to our clients.

Decrease in gross profit margin

Our gross profit margin decreased from 4.5% in the nine months ended September 30, 2010 to 3.6% in the nine months ended September 20, 2011. The fuel surcharges led to an increase in air ticket prices, however, the gross profit per ticket remained relatively stable, consequently the gross profit margin rate decreased.

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

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2011 were $942,864 or 3.2% of revenues, while the operating expenses for nine months ended September 30, 2010 were $926,113 or 4.1% of revenues. Our operating expenses decreased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we started implementing in 2007.

The table below sets forth the main category of our expenses both in dollar amounts and as a percentage of total revenue for the periods indicated.

	Nine months ended September 30, 2011	% of Revenue	Nine months ended September 30, 2010	% of Revenue
Salaries, commission, allowance	$658,139	2.2%	$650,066	2.9%
Legal & Professional fees	17,724	0.1%	29,468	0.1%
Office Rental	72,499	0.2%	72,638	0.4%
Other operating expenses	194,502	0.7%	173,941	0.7%
	$942,864	3.2%	$926,113	4.1%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances have increased slightly from $658,139 for the nine months ended September 30, 2010 to $650,066 for the nine months ended September 30, 2011.  This is primarily the result of an increase in salaries in line with the general inflation rate in Hong Kong.

Legal and Professional Fees

Legal and professional fees for the nine months ended September 30, 2011 were $17,724 or 0.1% of revenues, while the legal and professional fees for nine months ended September 30, 2010 were $29,468 or 0.1% of revenues. Legal and professional fees in the third quarter in 2011 were lower compared to the third quarter in 2010, mainly due to the necessity of responding to certain SEC staff comments in the third quarter of 2010.

We are also expecting higher fourth quarter legal fees in 2011 compared to the fourth quarter of 2010 as a result of our response to recent SEC comments during that quarter.

Office Rental

Office rental for the nine months ended September 30, 2011 was $72,499 or 0.2% of revenues, while the Office rental for nine months ended September 30, 2010 were $72,638 or 0.4% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the nine months ended September 30, 2011 were $194,502 or 0.7% of revenues, while the other expenses for the nine months ended September 30, 2010 were $173,941 or 0.7% of revenues.  The expenses in the current period were consistent with the same period last year.

Other operating income

	Nine months ended	Nine months ended
	Sept 30, 2011	Sept 30, 2010
	Unaudited	Unaudited

GDS commission income	1,168	-
Management service income	26,919	25,659

	28,087	25,659

Commission Income

Commission income for the nine months ended September 30, 2011 were $1,168 compared to zero for nine months ended September 30, 2010. During the nine months ended September 30, 2011, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. We currently have four (4) GDSs installed. They are “Amadeus,” “Worldspan,” “Travelsky” and “Abacus.” A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy’s experience with different systems.  We leave it to the consultant’s discretion to choose the GDS they use.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $26,919 in the nine months ended September 30, 2011, compared to $25,659 in the nine months ended September 30, 2010.

We recognize the management service as “other operating income” due to the fact that our management team is part of BSEL’s operation team.  Accordingly, the revenue generated by the management team is considered part of our operations.

Exchange Gain

The exchange loss was $43 for the nine months ended September 30, 2011 compared to $461 in the nine months ended September 30, 2010. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the nine months ended September 30, 2011.

We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

Interest income was $18 for the nine months ended September 30, 2011, compared to $16 for the nine months ended September 30, 2010.  This reflected a very low bank interest rate which prevailed for the past few years, since the 2008 financial crisis.

Net Income

Our net income was $134,426 for the nine months ended September 30, 2011, compared to a net income of $45,573 for the nine months ended September 30, 2010. The increase in net income for the nine months ended September 30, 2011 compared to the same period last year was mainly due to the improvement in the global economy as well as our strict implementation of our cost reduction initiative.

A.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net income of $134,426 for the nine months ended September 30, 2011 and a net loss since inception of $1,167,418. On December 31, 2010 we had cash on hand of $547,485. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2010, which are included in our annual report on Form 10-K/A. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For nine months ended Sept 30, 2011		For nine months ended Sept 30, 2010
	(Unaudited)	(Unaudited)
	$	$

Net cash flows generated from/( used in) operating activities	(416,010)	3,505

Net cash flows (used in)/provided by investing activities	(9,022)	(3,230)

Net cash flows provided by/(used in) financing activities	124,187	28,163

Net increase/(decrease) in cash and cash equivalents	(300,845)	28,438
Effect of foreign currency translation	(4,032)	(3,057)
Cash and cash equivalents - beginning of year	547,485	260,155

Cash and cash equivalents - end of period	242,608	285,536

Operating Activities

Net cash used in operating activities was $416,010 for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $3,505 for the nine months ended September 30, 2010. The increase in our use of cash used during the nine months ended September 30, 2011 is mainly due to increased working capital needed to support our increased revenues as compared to the same period in 2010.

Investing Activities

Net cash used in investing activities was $9,022 for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $3,230 for the nine months ended September 30, 2010. The cash used in investing activities is mainly for office equipment and computer hardware.

Financing Activities

For the nine months ended September 30, 2011 and 2010, there were no external financing activities. From time to time, the related parties of the Company finance the working capital we need for operations on a temporary basis.  This financing is in the form of temporary loans to the Company.

Net cash provided by related party loans was $124,187 for the nine months ended September 30, 2011.  This helped bridge the working capital gap created as a result of higher sales revenue, compared to $28,163 net cash provided by related party loans for the nine months ended September 30, 2010.

The amounts due to related parties are interest-bearing at the rate of 5.5% (2010: 5.5%) per annum, unsecured and have no fixed repayment terms.

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

Dated:  November 17, 2011

BAOSHINN CORPORATON

By:  /s/ Sean Webster

Name:  Sean Webster

Title: President