Form 10-K
period 2011-12-31
Baoshinn Corp
filed 2012-04-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

655,000 common shares @ $0.02* = $13,100

*Average of bid and ask closing prices on June 30, 2011.

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

2,140,000 common shares issued and outstanding as of December 31, 2011

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to that date, the “Old Common Stock” were automatically and without any action on the part of the shareholders, reclassified and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

Government Approval/Regulations

Being a travel service provider located in Hong Kong BSIE must be a member of the Travel Industry Council in Hong Kong. Such a member must meet the following criteria:

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

Any company that participates in the Travel industry in Hong Kong is required by law to be the member of the Travel Industry Council (TIC) in Hong Kong. Without joining the TIC, we cannot sell travel packages or provide travel services to the public. Any individual that buys a travel package or receives travel service from a non Travel Industry Council member will not have proper insurance coverage, and it is illegal for a cmpany to sell travel service without joining the TIC.

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

Operation

BSIE’s headquarters is located in Kowloon, Hong Kong. The office lease is for a term of six (6) years, and it commenced on January 1, 2004. On January 2, 2011 the lease was renewed for another 2 years, and that extension will expire on December 31, 2011. Bao Shinn Holidaies Limited (“BSHL”), which is one of the Company’s subsidiaries (55% owned), is located in Central Hong Kong, and its office lease for a twelve (12) year term commencing on July 28, 2008.

BSIE has 17 employees, and BSHL has 15 employees as of the end of 2011.

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

1.

In 2010, there were 36.03 million visitors to Hong Kong, a growth of 21.8%% compared to 2009. Source: Hong Kong Tourism Board, 2010.

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

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Total Overnight Visitors Spending Per Capita (HKD$)	4.588	4.904	5.041	4.478	4.663	4.799	5.122	5.439	5.770	6.728
Percentage Growth (%)	0.5	6.9	4.2	11.2	4.1	2.9	6.7	6.2	6.1	16.6

Source:  Hong Kong Tourism Board, 2010

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

Travel Policy Changes

•

Benefiting from the progressive extension of the Individual Visit Scheme (IVS), Mainland China was the origin for more than half the total visitors to Hong Kong in 2010.

•

The Individual Visit Scheme (IVS) was originally implemented in July, 2003. On July 1, 2004, IVS was launched in a total of 32 cities in southern and eastern China, permitting residents to travel to Hong Kong as individuals. Previously the Chinese Government only allowed groups to travel to Hong Kong. During 2010, 14.24 million Mainland visitors traveled to Hong Kong under IVS, representing 62.8% of the total Mainland arrivals, which is 34.5% more than in 2009.

•

Starting in July, 2002, Mainland China Visitors were allowed to exchange foreign currencies freely in unlimited amounts with commercial banks. In January 2005, the Chinese Government increased the cash limit that may be carried by visitors from Mainland China to Hong Kong from US$749 to US$2,497.

 Source: Hong Kong Tourism Board, 2010.

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

ITEM 1A.  RISK FACTORS.

Not Applicable as a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$3,094	01/01/2010 - 12/31/2011	Bao Shinn International Express

Tak Shing Investment Co. Ltd.	Room 208 Tak shing House. 20 Des Voeux Road Central, Hong Kong	$4,965	07/28/2010 - 07/27/2012	Bao Shinn Holidays Limited

Twelve Months Ending December 31:	Future Minimum Lease Payments $

December 31, 2012	29,819

December 31, 2013	-

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN”. The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2011, was $.02.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2008	.40	.30
June 30, 2008	.39	.10
September 30, 2008	.10	.07
December 31, 2008	.21	.07
March 31, 2009	.21	.21
June 30, 2009	.21	.02
September 30, 2009	.02	.02
December 31, 2009	.02	.02
March 31, 2010	.02	.02
June 30, 2010	.021	.021
September 30, 2010	.022	.022
December 31, 2010	.045	.045
March 31, 2011	.025	.02
June 30, 2011	.02	.02
September 30, 2011	.02	.02
December 31, 2011	.02	.02

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

(b)

HOLDERS. As of December 31, 2011, we had approximately 25 shareholders of record who held 2,140,000 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2011, there are approximately 73 beneficial owners of our Common Stock, when these shareholders are considered.

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

A.

Operating Results

We are a relatively small consolidator of hotel accommodations and airline tickets in Hong Kong. We aggregate information on hotels and flights and enable our customers to make informed and cost-effective hotel and flight bookings. Our customers are mainly retail travel agencies in Hong Kong, and corporate travelers. We generate a very small portion of our revenue from referral commissions when we refer our clients to other travel product providers such as package tour companies. We also receive incentive commissions from our travel services supplier such as airlines based on our contract with suppliers.

In the twelve months ended December 31, 2011, we derived 98.5%, 0.3% and 1.2% of our total revenues from our retail & corporate clients, referral commissions and airline incentive commissions respectively.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in Hong Kong, and hence our results of operations and financial condition, including:

Growth in the Overall Economy and Demand for Travel Services in Hong Kong. We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in Hong Kong and the rest of the world. Hong Kong economy is highly influenced by China’s economy. Any adverse changes in economic conditions of China and the rest of the world, such as the global financial crisis and economic downturn, could have a material adverse effect on the travel industry in Hong Kong, which in turn would harm our business.

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

•

Any travel restrictions or security procedures

In early 2003, several regions in Asia, including Hong Kong and China, were affected by the outbreak of SARS. The travel industry in China, Hong Kong and some other parts of Asia suffered tremendously as a result of the outbreak of SARS. Furthermore,

In 2009, an outbreak of H1N1 influenza (swine flu) occurred in Mexico and the United States and human cases of the swine flu were discovered in China and Hong Kong.

In 2010, the political instability and riots in Thailand disrupted all the holiday travelers canceled holiday booking to the region.

In 2011, the earthquake, Tsunami and nuclear power station failure in Japan resulted in major airlines in Hong Kong temporarily canceling all the flights to Japan. Our business and operating results were adversely affected by these events.

Major Factors Affecting the Our Business

Our main business comes from retail and corporate travelers, however, we are also vulnerable to all the above general factors, which affect the travel industry. In particular, we are more sensitive to the disruption in the Southeast Asia region including Philippines, Thailand, Indonesia, Malaysia, and Taiwan.

During 2010, our biggest travel destination market was Thailand, and Thailand had a politically volatile year with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular), which caused a decline in ticket sales. The political situation in Thailand stabilized by the end of 2010.

Results of Operations for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Twelve months Ended December 31 2011	Twelve months Ended December 31, 2010
	$	$

Retail and Corporate revenue	37,956,836	30,161,944
Referral Commission from travel booking services	112,419	117,873
Incentive commissions	471,055	320,610

Net sales	38,540,310	30,600,427
Cost of sales	(37,134,094)	(29,252,793)

Gross profit	1,406,216	1,347,634
Other operating income	38,755	59,226
Depreciation	(20,407)	(21,601)
Administrative and other operating expenses	(1,313,978)	(1,284,499)

Income/(Loss) from operations	110,586	100,760
Other non-operating income - Note 6	9,672	4,917
Interest expenses – Note 7	(1,685)	(1,779)

Income/(Loss) before income taxes	118,573	103,898
Income taxes - Note 8	(9,111)	(24,433)

Net Income/(Loss)	109,462	79,465
Non-controlling interest	(20,689)	(53,711)

Net Income/(Loss) attributable to The Group	88,773	25,754

Revenues

Revenues Composition and Sources of Revenue Growth

 We have experienced revenue growth in the past 12 months.  Our total revenues grew from USD 30.6 million for the twelve months ended December 31, 2010 to USD 38.5 million for the twelve months ended December 31, 2011, representing a grow rate of  26%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010

	%	%
Retail and Corporate revenue	98.5%	98.6%
Commission from travel booking services	0.3%	0.4%
Incentive commissions	1.2%	1.0%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our source of growth also mainly comes from growth in the primary and corporate business.  We are not relying on referral commissions and incentive commissions as our retail source of revenue, because these commissions represent a fraction of our total revenues. We refer our clients to other travel product providers when we cannot provide services our clients are seeking. We see such referrals as an added value service in terms of widening our client base. We also do not rely on airline incentive commission, as the airlines are cutting back on these commissions due to online booking technologies, which have become more prevalent in the past ten years. As a result, airlines are more and more reluctant to give away commissions to travel agencies. Instead we have developed our relationships with airlines in order to obtain better wholesale pricing.

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service provided by us is completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, as we act as a principal, thereby assuming inventory and credit risks.  We also have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. We also have discretion in determining the service prices. As a result of this, we can change the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to create a holiday package or business travel solution for our customers.

Retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $30.2 Million in the twelve months ended December 31, 2010 to $38 Million in the twelve months ended December 31, 2011, representing a growth rate of 25.8%. We attribute the growth mainly to the stable global economic recovery in the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. We see an increase of transaction volume in terms of increased numbers of travelers in both our retail agency section and corporate travel section.

We also believe we had a relatively stable year in 2011 compared to 2010 in terms of general travel disruption events, as previously discussed. We have had difficult years from 2008 to 2010 due to multiple negative factors previously mentioned. The uncertainty of global economy recovery from the 2008 financial crisis, lead to a significant reduction of business travelers. We saw our corporate clients limit business travel expenses as cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight bookings.

During 2010, our biggest travel destination market, Thailand, had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales. The political situation in Thailand had stabilized by the end of the year. However the negative impact from Thailand was offset by the improving global economic recovery.

We maintained our good relations with the various airlines specializing in the South Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within Southeast Asia and long haul routes, including North America and Europe. We have also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express during 2009. Hong Kong Airlines mainly operated flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

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

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.4% of our revenue in the twelve months ended December 31, 2011 and 95.6% of our revenues in the twelve months ended December 31, 2010.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Twelve months ended December 31, 2011		Twelve months ended December 31, 2010
	$		$
Total revenue	38,540,310		30,600,427
Cost of sales	(37,134,094)	96.4%	(29,252,793)	95.6%
Gross profit	1,406,216	3.6%	1,347,634	4.4%

Increase in Cost of Sales

Our cost of sales increased from 95.6% in the twelve months ended December 31, 2010 to 96.4% in the twelve months ended December 31, 2011. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. In 2011 the fuel surcharge increased approximately 30%. We in turn pass this surcharge on to our clients.

Decrease in gross profit margin

Our gross profit margin rate decreased from 4.4% for the twelve months ended December 31, 2010, to 3.6% for the twelve months ended December 31 2011. The fuel surcharges lead to an increase in air ticket price, however the gross profit per ticket stayed the same, consequently the gross profit margin rate decreases.

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

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2011 were $1,313,978 or 3.4% of revenues, while the operating expenses for twelve months ended December 31, 2010 were $1,284,499 or 4.2% of revenues. Our operating expenses decreased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy, which we began implementing in 2007.

The Table below sets forth the main category of our expenses both in dollar amount and as a percentage of total revenue with the periods indicated,

	Twelve months ended December 31, 2011	% of Revenue	Twelve months ended December 31, 2010	% of Revenue
Salaries, commission, allowance	$912,064	2.4%	$894,046	2.9%
Legal & Professional fees	24,487	0.1%	35,912	0.1%
Office Rental	96,703	0.2%	96,877	0.3%
Other operating expenses	280,724	0.7%	257,664	0.9%
	$1,313,978	3.4%	$1,284,499	4.2%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased slightly from $894,046 for the twelve months ended December 31, 2010 to $912,064 for the twelve months ended December 31, 2011, reflecting an increase in salaries in line with the general inflation rate in Hong Kong.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2011 were $24,487 or 0.1% of revenues, while the legal and professional fees for twelve months ended December 31, 2010 were $35,912 or 0.1% of revenues. Legal and professional fees in the year ended in 2011 were lower compared to the year ended in 2010, mainly due to additional SEC comments we responded to in that year.

Office Rental

Office rental for the twelve months ended December 31, 2011 was $96,703 or 0.2% of revenues, while the Office rental for the twelve months ended December 31, 2010 were $96,877 or 0.3% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2011 were $280,724 or 0.7% of revenues, while the other expenses for the twelve months ended December 31, 2010 were $257,664 or 0.9% of revenues. The expenses in the current period were consistent with the same period last year.

Other operating income

	Twelve months Ended	Twelve months Ended
	Dec 31, 2011	Dec 31, 2010
	audited	audited

GDS commission income	5,793	-
Refund Write back	-	24,580
Management service income	32,962	34,646

	38,755	59,226

Commission Income

Commission income for the twelve months ended December 31, 2011 was $5,793 compared to nil for the twelve months ended December, 2010. During the twelve months ended December, 2011, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commissions.

We received commissions from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

Each GDS system has a different layout, and different user manual and command. Airlines can choose to link with one or a few GDS. We currently have 4 GDS‘s installed.  They are “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS, also with each travel consultancy’s experience with different systems, we leave it to the consultant’s discretion to choose the GDS the consultant prefers.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $32,962 in the twelve months ended December 31, 2011, compared to $34,646 in the twelve months ended December 31, 2010.

We recognize the management service as “other operating income”, as our management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Refund Write back

There was no refund write back for the year ended December 31, 2011 compared to the refund write back of $24,580, which we received in the previous year.

Exchange Gain

The exchange gain was $2,214 for the twelve months ended December 31, 2011 compared to nil in the twelve months ended December 31, 2010. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the twelve months ended December 31, 2011.

We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incur exchange differences in transactions with overseas suppliers. We recognize the gain or loss as “non-operational income or expense” because these gains or losses are not generated by operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $22 for the twelve months ended December 31, 2011, compared to $16 for the twelve months ended December 31, 2010.  This lower interest earning reflected a very low bank interest note prevailing for the past few years, since the 2008 financial crisis.

Net Income

Our net income was $88,773 for the twelve months ended December 31, 2011, compared to a net income of $25,754 for the twelve months ended December 31, 2010. The increase in net income for the twelve months ended December 31, 2011 compared to the same period last year was mainly due to the improvement in the global economy in the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, which resulted from an increase in gross profit as well as our strict implementation of our cost reduction initiative since 2007.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net income of $88,773 for the twelve months ended December 31, 2011 and a net loss since inception of $1,167,418. On December 31, 2010 we had cash on hand of $547,485. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2011, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2011		For Twelve Months Ended Dec 31, 2010
	(audited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	831,159	396,955

Net cash flows (used in)/provided by investing activities	(13,848)	(10,758)

Net cash flows provided by/(used in) financing activities	(4,753)	(96,962)

Net increase/(decrease) in cash and cash equivalents	812,558	289,235
Effect of foreign currency translation	1,314	(1,905)
Cash and cash equivalents - beginning of year	547,485	260,155

Cash and cash equivalents - end of period	1,361,357	547,485

Operating Activities

Net cash generated in operating activities was $831,159 for the twelve months ended December 31, 2011, compared to net cash provided by operating activities of $396,955 for the twelve months ended December 31, 2010. The increasing cash generated during the twelve months ended December 31, 2011 is mainly due to increased transaction volume.

Investing Activities

Net cash used in investing activities was $13,848 for the twelve months ended December 31, 2011, compared to net cash used in investing activities of $10,758 for the twelve months ended December 31, 2010. The cash used in investing activities is mainly for the purchase of new office equipment and computer hardware.

Financing Activities

For the twelve months ended December 31, 2011 and 2010, there were no external financing activities. From time to time, related parties of the company finance the working capital requirement for operations on a temporary basis.  This financing is provided in the form of advance temporary loans to the Company.

The net cash used from a related party’s loan was $4,753 for the twelve months ended December 31, 2011.  These funds were used to help bridge the working capital gap, compared to loans of $96,962 from related parties during the twelve months ended December 31, 2010. The decrease in borrowing from related parties is due to better working capital flow from operations.

The amounts due to related parties are interest-bearing loans that earn interest at a rate of 5.5% (2010: 5.5%) per annum.  These loans are unsecured and have no fixed repayment terms.

A.

Off-balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2011.

B.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 31, 2011 are disclosed in the following table:

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	29,819	29,819	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Obligations	0	0	0	0	0
Total	29,819	29,819	0	0	0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2011and 2010

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2011 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2011.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2011 and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Albert Wong & Co.

Certified Public Accountants

Hong Kong

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baoshinn Corporation

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong

March 30, 2011

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At December 31,
	2011	2010
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,361,357	547,485
Accounts receivable	2,058,647	1,713,856
Deferred cost – note 13	2,078,605	1,200,598
Restricted cash	12,877	12,861
Deposits, prepaid expenses and other receivables – Note 9	986,485	774,075
Amount due from related party – note 12	4,437	-
Income tax prepaid	15,311	-

Total Current Assets	6,517,719	4,248,875
Plant and equipment – Note 10	34,789	41,475

TOTAL ASSETS	6,552,508	4,290,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	3,080,100	1,810,395
Deferred revenue – note 13	2,094,307	1,217,300
Other payables and accrued liabilities – Note 11	438,019	414,354
Income tax payable	-	18,568
Amounts due to related parties – Note 12	-	300

Total current liabilities	5,612,426	3,460,917

TOTAL LIABILITIES	5,612,426	3,460,917

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2011 - US$0.01 (2010: US$0.001)
Authorized: 2011 – 300,000,000 common shares, 100,000,000 preferred shares (2010:200,000,000 common shares)
Issued and outstanding: 2011 – 2,140,000 shares (2010 – 21,400,000)	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	(399)	(1,329)
Accumulated deficit	(1,078,645)	(1,167,418)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	735,952	646,249
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	204,130	183,184

ATTRIBUTBLE TO THE GROUP	940,082	829,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,552,508	4,290,350

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended 31 Dec, 2011	For Year Ended 31 Dec, 2010
	$	$

Retail and Corporate revenue	37,956,836	30,161,944
Commission from travel booking services	112,419	117,873
Incentive commissions	471,055	320,610

Net sales	38,540,310	30,600,427
Cost of sales	(37,134,094)	(29,252,793)

Gross profit	1,406,216	1,347,634
Other operating income – Note 5	38,755	59,226
Depreciation	(20,407)	(21,601)
Administrative and other operating expenses	(1,313,978)	(1,284,499)

Income from operations	110,586	100,760
Other non-operating income - Note 6	9,672	4,917
Interest expenses – Note 7	(1,685)	(1,779)

Income before income taxes	118,573	103,898
Income taxes - Note 8	(9,111)	(24,433)

Net Income	109,462	79,465
Non-controlling interest	(20,689)	(53,711)

Net Income attributable to the Company	88,773	25,754

Earnings per share of common stock – Note 4
- Basic	4.15 cents	1.20 cents*
- Diluted	4.15 cents	1.19 cents*

Weighted average number of common stock – Note 4
- Basic	2,140,000	2,140,000*
- Diluted	2,140,000	2,168,851*

*As the number of common shares outstanding decreases as a result of a reverse stock split during the year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2011	For Year Ended Dec 31, 2010
	$	$
Cash flows from operating activities
Net Income	88,773	25,754
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	20,407	21,601
Bad debts written off	21,781	9,773
Stock based compensation	-	15,333
Non-controlling interest	20,689	53,711
Changes in operating assets and liabilities:
Accounts receivable	(366,572)	(522,918)
Deferred cost	(878,007)	(783,947)
Deposits, prepaid expenses and other receivables	(212,410)	14,628
Accounts payable	1,269,705	605,932
Deferred revenue	877,007	797,869
Other payables and accrued liabilities	23,665	146,788
Income tax payable	(33,879)	12,431

Net cash flows generated from operating activities	831,159	396,955

Cash flows from investing activity
Acquisition of plant and equipment	(13,848)	(10,758)

Net cash flows (used in) investing activity	(13,848)	(10,758)

Cash flows from financing activities
Amounts due from related parties	(4,437)	87,029
Amounts due to related parties	(300)	(113,253)
Increase in restricted cash	(16)	(12,861)
Dividend paid to non-controlling interest	-	(57,877)

Net cash flows (used in) financing activities	(4,753)	(96,962)

Net increase in cash and cash equivalents	812,558	289,235
Effect of foreign currency translation on cash and cash equivalents	1,314	(1,905)
Cash and cash equivalents - beginning of year	547,485	260,155

Cash and cash equivalents - end of year	1,361,357	547,485

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	456	736
Income taxes	42,985	12,002

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total
		$	$	$	$	$

Balance, December 31, 2009	21,400,000	21,400	1,778,263	32	(1,193,172)	606,523
Stock based compensation			15,333	-	-	15,333
Comprehensive income
Net Income	-	-	-	-	25,754	25,754
Foreign currency translation
adjustments	-	-	-	(1,361)	-	(1,361)
Total comprehensive income	-	-	-	(1,361)	25,754	24,393
Balance, December 31, 2010	21,400,000	21,400	1,793,596	(1,329)	(1,167,418)	646,249
Comprehensive income
Net Income	-	-	-	-	88,773	88,773
Foreign currency translation
adjustments	-	-	-	930	-	930
Total comprehensive income	-	-	-	930	88,773	89,703

Reverse stock split	(19,260,000)	-	-	-	-	-

Balance, December 31, 2011	2,140,000	21,400	1,793,596	(399)	(1,078,645)	735,952

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

On May 10, 2002, Bao Shinn International Express Limited (“BSIE”), a privately-held corporation, was incorporated in Hong Kong.

On March 31, 2006, the Company consummated a merger (the “merger”) with BSIE by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary.

Bao Shinn Holidays Limited (“BSHL”) was incorporated on July 16, 2008 with 3,000,000 ordinary shares issued and paid at $0.128 per share. At the same day, BSIE owns 55% of BSHL.

During the year ended March 31, 2009, Baoshinn Corporation and its subsidiaries (collectively referred to as the Group) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

2.

Description of business

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net profit of $88,773 for the year ended December 31, 2011 and $25,754 for the year ended December 31, 2010, it had an accumulated deficit of $1,078,645 and $1,167,418 as at December 31, 2011 and 2010.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

contingent assets and liabilities at the dates of the financial statements, aswell as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment.  Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

The Group had experienced the bad debts of $21,781 and $9,773 during the year ended December 31, 2011 and 2010 respectively.

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended	Year Ended
Dec 31, 2011	Dec 31, 2010
$10,247	$5,534

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

	Year ended	Year ended
	Dec 31, 2011	Dec 31, 2010
Year end HK$ : US$ exchange rate	7.766	7.775
Average yearly HK$ : US$ exchange rate	7.783	7.769

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2011 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended 31 Dec, 2011	Year Ended 31 Dec, 2010
	$	$
Numerator for basic and diluted earnings per share:
Net Income	88,773	25,754

Denominator:
Basic weighted average shares	2,140,000*	2,140,000
Effect of dilutive securities	-	28,851

Diluted weighted average shares	2,140,000*	2,168,851

Basic earnings per share	4.15 cents*	1.20 cents

Diluted earnings per share	4.15 cents*	1.19 cents

*All the stock options were expired on March 31, 2011 without any exercise, therefore basic earnings per share is equal to diluted earnings per share.

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

During the year ended December 31, 2011, the Group did not record stock-based compensation expense.

During the year ended December 31, 2010, the Group recorded stock-based compensation of $15,333.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Group’s fiscal year 2012); early adoption is permitted.  The Group is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of is guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

 BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. This ASU will have no impact on our results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU is aimed at increasing the prominence of other comprehensive income in the financial statements. The new guidance eliminates the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous statement would present other comprehensive income and its components on the income statement. Under the two-statement approach, the first statement would include components of net income and the second statement would include other comprehensive income and its components. The ASU does not change the items that must be reported in other comprehensive income. This ASU will have no impact on our results of operations.

The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a single continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. This ASU will have no impact on our results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU is aimed at increasing the prominence of other comprehensive income in the financial statements. The new guidance eliminates the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous statement would present other comprehensive income and its components on the income statement. Under the two-statement approach, the first statement would include components of net income and the second statement would include other comprehensive income and its components. The ASU does not change the items that must be reported in other comprehensive income. This ASU will have no impact on our results of operations.

The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a single continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

5.

Other operating income

	Year Ended	Year Ended
	Dec 31, 2011	Dec 31, 2010
	$	$

GDS commission income	5,793	-
Refund Write back	-	24,580
Management service income	32,962	34,646

	38,755	59,226

6.

Other non-operating income

	Year Ended	Year Ended
	Dec 31, 2011	Dec 31, 2010
	$	$

Gain on exchange	2,214	-
Interest income	22	16
Sundry income	7,436	4,901

	9,672	4,917

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	Year Ended	Year Ended
	Dec 31, 2011	Dec 31, 2010
	$	$

Bank charges	1,229	1,043
Interest expense	456	736

	1,685	1,779

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2011 and 2010.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2011 and 2010.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income before taxes for the year ended December 31, 2011 and 2010.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Income taxes (Continued)

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
	$	$

Income before taxes	118,573	103,898

Computed tax benefit at Hong Kong
income tax rate	22,195	34,235
Valuation allowance adjustment	(14,117)	(596)
Non-taxable items	(3)	(11,690)
Non-deductible expenses	73	65
Others	963	2,419

	9,111	24,433

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2011 and 2010, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have operation in the U.S.A., all business operations are carrying out in Hong Kong. Accordingly, the Company did not have taxable income in the U.S.A. The Company did not file the U.S. federal income tax returns Form 1120 with Form 5471 for foreign subsidiaries. Late filing might cause $10,000 penalty each year for each late filing Form 5471 under Internal Revenue Code Section 6038(b)(1). U.S, Internal Revenue Service allow waive of penalty in case of uncontrollable delay. The company is currently in the process of applying for waiving of penalty.

The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

9.

Deposits, prepaid expenses and other receivables

	At December 31,
	2011	2010
	$	$

Security deposits to suppliers [1]	935,906	699,732
Prepayments and other receivables	17,240	43,679
Utility, rental and other deposits	33,339	30,664

	986,485	774,075

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	At December 31,
	2011	2010
	$	$
Cost
Furniture and fixtures	53,324	51,333
Office equipment	73,329	61,472

	126,653	112,805

Accumulated depreciation
Furniture and fixtures	37,162	26,913
Office equipment	54,702	44,417

	91,864	71,330

Net
Furniture and fixtures	16,162	24,420
Office equipment	18,627	17,055

	34,789	41,475

Depreciation expenses for the year ended December 31, 2011 are $20,407 (2010: $21,601).

11.

Other payables and accrued liabilities

	At December 31,
	2011	2010
	$	$

Sale deposits received	223,930	165,447
Accrued expenses	136,983	199,693
Other payables	77,106	49,214

	438,019	414,354

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amount due from/(to) related party

Amount due from/(to) related party are as follows:

	At 31 December
	2011	2010
	$	$

Amount due from related party	4,437	-

Amount due to related party	-	300

At December 31, 2011 and 2010, the amount due from/(to) related party, represent advances from shareholder of the Group, are interest free, unsecured and have no fixed repayment terms.

Amounts due from/(to) related parties were $28,931 (2010: $53,449) and $8,841 (2010: $45,502) including in accounts receivable and payable respectively which are trade in nature.

13.

Deferred cost and revenue

Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services respectively as at the year end.

14.

Stock options

The Group has stock options plans that allow it to grant options to its key employees. Over the course of employment. In the year ended March 31, 2008, a total of 300,000 and 80,000 of vested and non-vested options respectively were granted to key employees of the Group at a striking price of $0.35 per share, exercisable for a term of three years which vest immediately under the vesting conditions.

For non-vested stock options, the options have a maximum term of three years up to March 31, 2011. For vested stock options, the exercise period of the options commenced on March 31, 2008 and expired on March 31, 2011, subject to that maximum of 30% of options to be exercised up to March 31, 2009, maximum of 60% of options to be exercised up to March 31, 2010 and the 100% of options to be exercised up to March 31, 2011.

The fair value of these options at the date of grant was estimated to be $0.1533 and $0.1125 for vested and non-vested options per unit respectively using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years; risk-free interest rate of 3.07%; expected dividend yield of 0% and an expected volatility of 47.77%. The stock-based compensation expense recorded in the year ended December 31, 2010 was $15,333 which was charged to the consolidated statement of operations and credited to contribute surplus.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.     Stock options (Continued)

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Balance as of December 31, 2011	-	0.35	0.25

Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35
Exercisable as of December 31, 2010	330,000	0.35	0.25

Exercisable during the year	-	0.35

Expired during the year	(330,000)

Exercisable as of December 31, 2011	-	0.35	0

All of the options the company issued were expired during the year ended 31 December 2011. No option was exercised by any of the employees before expired.

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2011	Dec 31, 2010
Company A	20%	16%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2011 and 2010 are as follows:

	Percentage of account receivable
	December 31
	2011	2010
Company A	16%	18%

BAOSHINN CORPORATION

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $31,504 during year ended December 31, 2011 (2010: $31,629).

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

The effective date for certain aspects of ASC 820 was deferred and are currently being evaluated by The Group. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Group to fair value measurements prospectively beginning November 1, 2010. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2011 and 2010:

		Fair Value Measurements at reporting date using
	December 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,877	12,877	-	-
Cash and cash equivalents	1,361,357	1,361,357	-	-

		Fair Value Measurements at reporting date using
	December 31, 2010	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,861	12,861	-	-
Cash and cash equivalents	547,485	547,485	-	-

18.

  Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2011 are as follows:

December 31	$

2011	73,748
2012	-

73,748

Rental expenses for the year ended December 31, 2011 were $96,703 (2010: $96,877).

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

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2011	Year ended December 31, 2010
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(190,739)	(159,653)

		Management service income	(35,853)	(34,436)

		Purchase of air tickets and tour packages	41,882	57,797

		Loan interest paid	-	121

		Amount due From/(to)	4,437	(300)

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(1,032,937)	(1,113,244)

		Interest paid	14	-

		Purchase of air tickets and tour packages	-	7,950

		Account receivable	28,640	53,449

		Account payables	(7,772)	(19,236)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2011	Year ended December 31, 2010
			$	$
H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	46,661	17,356
		Sale of air tickets and tour packages	(46,482)	-

		Account payables	(1,069)	(26,266)

		Account receivables	291	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connecting related person	Sales of air tickets and tour packages	-	(27,892)

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

21.

Reclassification

$11,779 including in other receivables in 2010 have been reclassified to account receivables and account payables which increase by $18,097 and $6,318 respectively to conform to the 2011 presentation.

22.

Subsequent Events

The Company has evaluated all other subsequent events as of March 30, 2012 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2011:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	40	President, C.F.O., Director
Benny Kan	47	C.E.O., Director
Mike Lam	40	Director, Secretary

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

Mr. Benny Kan, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan was the company CFO fromMarch 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., and Bao Shinn Holidays Limited both subsidiaries of Baoshinn Corporation.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards		Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster	12 months ended December 31,2011	14,846	0	0	0	0	0	0	0
	12 months ended December 31,2010	0	0	0	0	0	0	0	0
Mike Lam	12 months ended December 31,2011	0	0	0	0	0	0	0
	12 months ended December 31,2010	0	0	0	0	0	0	0	0
Benny Kan	12 months ended December 31,2011	71,093	0	0	0	0	0	0	0
	12 months ended December 31,2010	71,672	0	0	0	0	0	0	0

No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(a)

Option/SAR Grants

The Company has stock option plans that allow it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to an employee.

In March, 2008 the Company implemented a vested and non-vested stock option plan and all the options granted under those plans expired March 31, 2011.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(2)
Sean Webster 13th Floor, Yoo Hoo Tower, 38-42 Kwai Fung Crescent Kwai Chung, New Territories, Hong Kong	0	0
Bao Shinn Express Co. Ltd.[1] Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	825,000	38.551%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	181,500	8.481%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	82,500	3.855%
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	396,000	18.505%
All Officers and Directors as a Group	1,485,000	69.392%

[1] Ricky Chiu beneficially owns 50% of this Company.

[2] Applicable percentage ownership is based on 2,140,000 shares of our common stock outstanding as of December 31, 2011. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2011, other than those described in Item 11 above.

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of March 29, 2011, there are a total of 25 Stockholders of record holding 2,140,000 shares of our common stock, excluding the shareholders that hold our shares in street name. 1,485,000 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of our outstanding shares of common stock.  The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2011	Year ended December 31, 2010
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(190,739)	(159,653)

		Management service income	(35,853)	(34,436)

		Purchase of air tickets and tour packages	41,882	57,797

		Loan interest paid	-	121

		Amount due From/(to)	4,437	(300)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2011	Year ended December 31, 2010
			$	$

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(1,032,937)	(1,113,244)

		Interest paid	14	-

		Purchase of air tickets and tour packages	-	7,950

		Account receivable	28,640	53,449

		Account payables	(7,772)	(19,236)

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	46,661	17,356
		Sale of air tickets and tour packages	(46,482)	-

		Account payables	(1,069)	(26,266)

		Account receivables	291	-

Grand Power Express International Limited	Chiu Tong, Ricky is the connected person	Sales of air tickets and tour packages	-	(27,892)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Albert Wong & Co. is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by Albert Wong & Co. for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $25,697 for the year ended December 31, 2011

The aggregate fees billed by Dominic K.F. Chan & Co. (“DKFC”), our previous auditor, for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $25,743 for the year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed by DKFC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $8,544 for the year ended December 31, 2011 and $8,431 for the year ended December 31, 2010.

Tax Fees

The aggregate fees billed by DKFC for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010.

All Other Fees

The aggregate fees billed by DKFC for other products and services were $0 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010.

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

31.1

Certification of the Company‘s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2011.

31.2

Certification of the Company‘s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2011.

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

BAOSHINN CORPORATION

Dated: April 13, 2012	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director	April 13, 2012
Sean Webster

/s/ Benny Kan Benny Kan	CEO/Director	April 13, 2012

/s/ Mike Lam	Secretary/Director	April 13, 2012
Mike Lam