Form 10-Q
period 2012-03-31
Baoshinn Corp
filed 2012-05-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posed pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                          Accelerated filer [  ]

Non-accelerated filer [   ]                            Smaller reporting company   [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defeind in Rule 12b-2 of the Exchange Act).      Yes [   ]       No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Excahgne Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes [   ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    As of March 31, 2012, the Company had 2,140,000 shares of common stock outstanding.

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)

4

Consolidated Balance Sheet (unaudited) at March 31, 2012 and at December 31, 2011

5

Consolidated Statement of Income (unaudited) for the three months ended March 31, 2011 and March 31, 2012

6

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2011 and March 31, 2012

7

Notes to Consolidated Financial Statements (interim)

8-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3. Quantitative and Qualitative Disclosure About Market Risks

32

Item 4. Controls and Procedures

32

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

33

Item 1A. Risk Factors

33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3. Defaults Upon Senior Securities

33

Item 5. Other Information

33

Item 6. Exhibits

33

Signatures

34

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Mar 31,	Dec 31,
	2012	2011
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,570,646	1,361,357
Accounts receivable	2,865,905	2,058,647
Deferred cost – note 13	2,696,429	2,078,605
Restricted cash	12,878	12,877
Deposits, prepaid expenses and other receivables – Note 9	1,100,999	986,485
Amount due from related party – note 12	-	4,437
Income tax prepaid	15,313	15,311

Total Current Assets	8,262,170	6,517,719
Plant and equipment – Note 10	30,622	34,789

TOTAL ASSETS	8,292,792	6,552,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	3,752,069	3,080,100
Deferred revenue – note 13	2,717,174	2,094,307
Other payables and accrued liabilities – Note 11	933,496	438,019

Total current liabilities	7,402,739	5,612,426

TOTAL LIABILITIES	7,402,739	5,612,426

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2012 - US$0.01 (2011: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2012 – 2,140,000 shares (2011 – 2,140,000)*	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	(277)	(399)
Accumulated deficit	(1,128,445)	(1,078,645)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	686,274	735,952
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	203,779	204,130

ATTRIBUTBLE TO THE GROUP	890,053	940,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,292,792	6,552,508

See notes to consolidated financial statement.

*The number of common stocks outstanding as at Dec 31, 2011 are retrospective stated according to  a result of a reverse stock split during year ended December 31, 2011.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	Three Months Ended 31 Mar, 2012	Three Months Ended 31 Mar, 2011
	$	$

Retail and Corporate revenue	9,709,094	8,501,752
Commission from travel booking services	13,960	32,218
Incentive commissions	111,372	74,303

Net sales	9,834,426	8,608,273
Cost of sales	(9,531,714)	(8,259,363)

Gross profit	302,712	348,910
Other operating income – Note 5	6,091	9,302
Depreciation	(5,218)	(5,438)
Administrative and other operating expenses	(354,720)	(321,771)

(Loss)/Income from operations	(51,135)	31,003
Other non-operating income - Note 6	973	1,486
Interest expenses – Note 7	(15)	-

(Loss)/Income before income taxes	(50,177)	32,489
Income taxes - Note 8	-	-

Net (Loss)/Income	(50,177)	32,489
Non-controlling interest	377	(4,028)

Net Income (Loss) attributable to the Company	(49,800)	28,461

Earnings per share of common stock – Note 4
- Basic	(2.33) cents	1.33 cents*
- Diluted	(2.33) cents	1.33 cents*

Weighted average number of common stock – Note 4
- Basic	2,140,000	2,140,000*
- Diluted	2,140,000	2,140,000*

See notes to consolidated financial statements

*As the number of common shares outstanding decreased as a result of a reverse stock split during year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended 31 Mar, 2012	Three Months Ended 31 Mar, 2011
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (Loss)/Income	(49,800)	28,461
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	5,218	5,438
Non-controlling interest	(377)	4,028
Changes in operating assets and liabilities:
Accounts receivable	(807,258)	(676,546)
Deferred cost	(617,824)	(217,995)
Deposits, prepaid expenses and other receivables	(114,514)	(136,689)
Accounts payable	671,969	491,366
Deferred revenue	622,867	218,331
Other payables and accrued liabilities	495,477	106,648
Income tax payable	-	(1,967)

Net cash flows generated from operating activities	205,758	(178,925)

Cash flows from investing activity
Acquisition of plant and equipment	(1,059)	(2,551)

Net cash flows (used in) investing activity	(1,059)	(2,551)

Cash flows from financing activities
Amounts due from related parties	4,437	-
Amounts due to related parties	-	(300)

Net cash flows generated from / (used in) financing activities	4,437	(300)

Net increase/(decrease) in cash and cash equivalents	209,136	(181,776)
Effect of foreign currency translation on cash and cash equivalents	153	(999)
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of year	1,570,646	364,710

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	-
Income taxes	-	-

See notes to consolidated financial statements.

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

During the year ended March 31, 2009, Baoshinn Corporation and its subsidiaries (collectively referred to as the “Group”) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

2.

Description of business

BSIE, a wholly-owned subsidiary of the Group, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines that provides travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services.

However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies.

BSHL offers extended travel services primarily focused on corporate clients in Hong Kong and mainland China.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $49,800 for the three months ended March 31, 2012 and net profit $28,461 for the three months ended March 31, 2011, it had an accumulated deficit of $1,128,445 and $1,078,645 as at March 31, 2012 and December 31, 2011.

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

Deferred cost

The Group adopted an identical policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of travel services and consistently with deferred revenue.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

  Summary of significant accounting policies (Continued)

Deferred cost (Continued)

Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Three Months Ended	Three Months Ended
Mar 31, 2012	Mar 31, 2011
$6,702	$2,567

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended 31 March, 2012.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States Dollars (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	Three Months ended	Three Months ended
	Mar 31, 2012	Mar 31, 2011
Year end HK$ : US$ exchange rate	7.765	7.784
Average yearly HK$ : US$ exchange rate	7.759	7.790

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

4.

  Summary of significant accounting policies (Continued)

Basic and diluted earnings per share

The Group computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (“ASC 260”) “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2012 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock.”

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended 31 Mar, 2012	Three Months Ended 31 Mar, 2011
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(49,800)	28,461

Denominator:
Basic weighted average shares	2,140,000	2,140,000*
Effect of dilutive securities	-	-

Diluted weighted average shares	2,140,000	2,140,000*

Basic earnings per share:	(2.33) cents	1.33 cents*

Diluted earnings per share:	(2.33) cents	1.33 cents*

*All the stock options expired as at March 31, 2011 without being exercised, therefore basic earnings per share are equal to diluted earnings per share.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.     Summary of significant accounting policies (Continued)

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Share- Compensation (formerly, FASB Statement 123R), the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During three months ended March 31, 2012, the Group did not record stock-based compensation expense.

During three months ended March 31, 2011, the Group did not record stock-based compensation expense.

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

4.     Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements

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

5.

Other operating income

	Three Months Ended	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
	$	$

GDS commission income	1,213	386
Management service income	4,878	8,916

	6,091	9,302

6.

Other non-operating income

	Three Months Ended	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
	$	$

Gain on exchange	346	(281)
Interest income	18	8
Sundry income	609	1,759

	973	1,486

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	Three Months Ended	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
	$	$

Interest expense	15	-

	15	-

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2012 and 2011.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

9      Deposits, prepaid expenses and other receivables

	March 31	December 31
	2012	2011
	$	$

Security deposits to suppliers [1]	1,001,240	935,906
Prepayments and other receivables	67,935	17,240
Utility, rental and other deposits	31,824	33,339

	1,100,999	986,485

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.     Plant and equipment

	March 31, 2012	December 31
	2012	2011
	$	$
Cost
Furniture and fixtures	53,330	53,324
Office equipment	74,382	73,329

	127,712	126,653

Accumulated depreciation
Furniture and fixtures	39,576	37,162
Office equipment	57,514	54,702

	97,090	91,864

Net
Furniture and fixtures	13,754	16,162
Office equipment	16,868	18,627

	30,622	34,789

Depreciation expenses for the three months ended March 31, 2012 are $5,218 (Three months ended March 31, 2011: $5,438).

11.

Other payables and accrued liabilities

	Mar 31,	Dec 31
	2012	2011
	$	$

Sale deposits received	715,503	223,930
Accrued expenses	136,622	136,983
Other payables	81,371	77,106

	933,496	438,019

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amount due from related party

Amount due from related party are as follows:

	March 31	December 31
	2012	2011
	$	$

Amount due from related party	-	4,437

As of March 31, 2012 and December 31, 2011, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35
Exercisable as of December 31, 2010	330,000	0.35	0.25

Exercisable during the year	-	0.35

Expired during the year	(330,000)

Exercisable as of December 31, 2011	-	-	-

Exercisable as of March 31, 2012	-	-	-

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Three Months ended	Year ended
	Mar 31, 2012	Dec 31, 2011
Company A	21%	20%

Details of the accounts receivable from the one customer with the largest receivable balances are as follows:

	Percentage of account receivable
	March 31
	2012	2011

Company A	15%	19%

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $7,464 during three months ended March 31, 2012 (Three months ended March 31, 2011: $8,418).

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at reporting date using
	March 31, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,878	12,878	-	-
Cash and cash equivalents	1,570,646	1,570,646	-	-

		Fair Value Measurements at reporting date using
	December 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,877	12,877	-	-
Cash and cash equivalents	1,361,357	1,361,357	-	-

18.

  Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of March 31, 2012 are as follows:-

March 31	$
2012	53,089
2013	-

53,089

Rental expenses for the three months ended March 31, 2012 were $25,996 (Three months March 31, 2011: $24,154).

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

Related party	Nature of relationship and control	Description of transactions	Three months ended March 31, 2012	Three months ended March 31, 2011
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(83,870)	(54,552)

		Management service income	(4,878)	(8,916)

		Management service fee	23,199	-

		Purchase of air tickets and tour packages	6,927	21,639

		Account receivable	268	-

		Account payable	(409)	-

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(215,285)	(175,671)

		Account receivable	52,363	17,685

		Account payables	(6,429)	(11,148)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Three months ended March 31, 2012	Three months ended March 31, 2011
			$	$
H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	13,504	6,089
		Sale of air tickets and tour packages	(72,327)	(14,542)

		Account payables	-	(30,372)

		Account receivables	57,939	2,797

Grand Power Express International Limited	Chiu Tong, Ricky is the connecting related person	Sales of air tickets and tour packages	-	(2,017)

		Account receivables	-	2,017

20.

Segment Information

FASB Accounting Standard Codification Topic 280 (“ASC 280”) “Segment Reporting” (formerly known as SFAS No.131, Disclosures About Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

For management purposes, the Group is regarded as a single segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the mainland China. Accordingly, no geographical segment information is presented.

21.

Subsequent Events

The Company has evaluated all other subsequent events as of May 8, 2012 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

A.

Operating Results

We are a relatively small consolidator of hotel accommodations and airline tickets in Hong Kong. We aggregate information on hotels and flights and enable our customers to make informed and cost-effective hotel and flight bookings. Our customers are mainly retail travel agencies in Hong Kong, and corporate travelers. We generate a very small portion of our revenue from referral commissions when we refer our clients to other travel product providers such as package tour companies. We also receive incentive commissions from our travel services supplier such as airlines based on our contract with such suppliers.

In the three months ended March 31, 2012, we derived 98.7%, 0.2% and 1.1% of our total revenues from our retail and corporate clients, referral commissions and airline incentive commissions respectively.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in Hong Kong, and hence our results of operations and financial condition, including:

Growth in the Overall Economy and Demand for Travel Services in Hong Kong. We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in Hong Kong and the rest of the world. The Hong Kong economy is highly influenced by the Chinese economy. Any adverse changes in economic conditions of China and the rest of the world, such as the global financial crisis and the economic downturn, could have a material adverse affect on the travel industry in Hong Kong, which in turn would harm our business.

Seasonality in the Travel Service Industry. The travel service industry is characterized by seasonal fluctuations and accordingly our revenues may vary from quarter to quarter. To date, the revenues generated during the summer season of each year generally are higher than those generated during the winter season.  The reason for this is mainly because the summer season coincides with the peak business and leisure travel season, while the winter season of each year includes the Christmas and Chinese New Year holiday, during which our customers reduce their business activities.

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

In 2011, the earthquake, Tsunami and nuclear power station failure in Japan resulted in a major airline in Hong Kong temporarily cancelling all its flights to Japan. Our business and operating results were adversely affected in all these cases.

Major Factors Affecting the Our Business

Our main business comes from retail and corporate travelers. We are vulnerable to all the above general factors affecting the travel industry. In particular, we are more sensitive to the disruption in the Southeast Asia region, including the Philippines, Thailand, Indonesia, Malaysia, and Taiwan.

During 2010, our biggest travel destination market was Thailand, and it had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales. The political situation in Thailand had stabilized by the end of 2010.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended March 31 2012	Three months Ended March 31, 2011
	$	$

Retail and Corporate revenue	9,709,094	8,501,752
Referral Commission from travel booking services	13,960	32,218
Incentive commissions	111,372	74,303

Net sales	9,834,426	8,608,273
Cost of sales	(9,531,714)	(8,259,363)

Gross profit	302,712	348,910
Other operating income	6,091	9,302
Depreciation	(5,218)	(5,438)
Administrative and other operating expenses	(354,720)	(321,771)

Income/(Loss) from operations	(51,135)	31,003
Other non-operating income - Note 6	973	1,486
Interest expenses – Note 7	(15)	-

Income/(Loss) before income taxes	(50,177)	32,489
Income taxes - Note 8	-	-

Net Income/(Loss)	(50,177)	32,489
Non-controlling interest	377	(4,028)

Net Income/(Loss) attributable to The Group	(49,800)	28,461

Revenues

Revenues Composition and Sources of Revenue Growth

 We have experienced revenue growth in the past 3 months.  Our total revenues grew from USD 8.6 million in the three months ended March 31, 2011 to USD 9.8 million in the three months ended March 31, 2012, representing a growth rate of  14%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Three months ended March 31, 2012	Three months ended March 31, 2011

	%	%
Retail and Corporate revenue	98.7%	98.8%
Commission from travel booking services	0.2%	0.4%
Incentive commissions	1.1%	0.8%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our primary source of growth came from increased sales in that area.  We are not relying on referral commissions and incentive commissions as our primary source of revenue as those categories only represent a fraction of our revenue. We also refer our clients to other travel product providers when we cannot provide needed services to our clients. We see referrals as an added value to our customers in terms of widening our client base. We also do not rely on airline incentive commissions due to the fact that the airlines are cutting back commissions through the use of online booking technologies which have begun to predominate over the past ten years. As a result of these factors, airlines are more and more reluctant to give away commissions to travel agencies. However, our relationships with the airlines are very important because they allow us to obtain better wholesale pricing.

Retail and Corporate Revenue

We recognize revenues from retail and corporate travel services when we completely deliver the travel service.  We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income because we act as a principal, we assume inventory and credit risks, and we have the primary obligation to the airlines or hotels for cancelled airline tickets, packaged tour products, or hotel reservations. We also have discretion in determining the service prices. We make alterations to the product by combining airline tickets and hotel accommodations with local car transportation and other ancillary services in order to create a holiday package or business travel solution for customers.

Retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $8.5 Million in the three months beginning March 31, 2011 to $9.7 Million in three months ended March 31, 2012, representing a growth rate of 14.2%. We attribute the growth mainly to a stable global economic recovery in the three months ended March 31, 2012 as compared to three months ended March 31, 2011. We see an increase of transaction volume in terms of the increased number of travelers in both the retail agency section and corporate travel section.

We also believe we had a relatively stable year in 2012 as compared to 2011 in terms of the general travel disruption factors discussed previously. We have had difficult years from 2008 to 2010 due to the many travel disruption factors we have mentioned before. The uncertainty of the global economic recovery from the 2008 financial crisis, lead to a significant reduction of business travelers. During that period, we saw our corporate clients limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of the H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flights being booked.

During 2010, the Thailand market, which is our biggest travel destination market, had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales in that year. The political situation in Thailand stabilized by the end of 2010. However the negative impact from Thailand in 2010 was offset by the improving global economic recovery.

We have maintained our good relations with airlines which specialize in the Southeast Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within Southeast Asia and long haul routes including routes to North America and Europe. We have also been appointed as a first tier agent for two additional airlines, i.e., Hong Kong Airlines & Hong Kong Express during 2009. Hong Kong Airlines operates flights originating mainly from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. Hong Kong express operates flights originating mainly from Hong Kong to second-tier cities on mainland China, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Referral fees for travel booking services

We received referral fees from travel product providers for booking travel services during the three month period. The itinerary and product prices are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations, because we act as agent, we do not assume any inventory and credit risks, we have no obligation for cancelled airline tickets or hotel reservations, and we do not have discretion in determining the service prices.

Incentive commission from travel suppliers

We earn incentive commissions from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to achieving specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears and we can reasonably estimate the amount of the commissions. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.9% of our revenue in the three months ended March 31, 2012 and 96% of our revenues in the three months ended March 31, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Three months ended March 31, 2012		Three months ended March 31, 2011
	$		$
Total revenue	9,834,426		8,608,273
Cost of sales	(9,531,714)	96.9%	(8,259,363)	95.9%
Gross profit	302,712	3.1%	349,910	4.1%

Increase in Cost of Sales

Our cost of sales increased from 95.9% in the three months ended March 31, 2011 to 96.9% in the three months ended March 31, 2012. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. We, in turn, pass this surcharge on to our clients.

Decrease in gross profit margin

The decrease in our gross profit margin rate from 4.1% in the three months ended March 31, 2011 to 3.1% in the three months ended March 31, 2012 is due to an increase in airline ticket prices.  However, the gross profit per ticket remained relatively stable.  Consequently, the gross profit margin rate decreased.

Fuel surcharges are announced at the end of each month. In our experience, we find that the prices tend to be sticky on the upside, as the airlines try to protect themselves from the volatile price swings that the commodities markets have experienced. We anticipate these fuel surcharges will remain high for the time being, with the airlines preferring to offer discounts as an incentive to get consumers to travel, rather than decreasing the surcharge.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2012 were $354,720 or 3.6% of revenues, while the operating expenses for the three months ended March 31, 2011 were $321,771 or 3.7% of revenues. Our operating expenses decreased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy that we started implementing in 2007.

The table below sets forth the main category of our expenses both in dollar amounts and as a percentage of total revenue for the periods indicated.

	Three months ended March 31, 2012	% of Revenue	Three months ended March 31, 2011	% of Revenue
Salaries, commission, allowance	$226,951	2.3%	$225,074	2.6%
Legal & Professional fees	7,733	0.1%	5,777	0.1%
Office Rental	25,996	0.3%	24,154	0.2%
Other operating expenses	94,040	0.9%	66,766	0.8%
	$354,720	3.6%	$321,771	3.7%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances for the three months ended March 31, 2011 were $225,074, while the salaries, commissions and allowance for the three months ended March 31, 2012 were $226,951, salaries, commissions and allowances in the current period were consistent to the same period last year.

Legal and Professional Fees

Legal and professional fees for the three months ended March 31, 2012 were $7,733 or 0.1% of revenues, while the legal and professional fees for the three months ended March 31, 2011 were $5,777 or 0.1% of  :revenues. Legal and professional fees in the three months ended March 31, 2012 were slightly higher compared to the three months ended March 31 2011, due mainly to additional costs related to the electronic SEC filing requirements.

Office Rental

Office rental for the three months ended March 31, 2012 was $25,996 or 0.3% of revenues, while the office rental for the three months ended March 31, 2011 were $24,154 or 0.2% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended March 31, 2012 were $94,040 or 0.9% of revenues, while the other expenses for the three months ended March 31, 2011 were $66,766 or 0.8% of revenues. The increase in the expenses in the current period are due mainly to an increase in the management fee.

Other operating income

	Three months Ended	Three months Ended
	Mar 31, 2012	Mar 31, 2011
	audited	audited

GDS commission income	1,213	386
Management service income	4,878	8,916

	6,091	9,302

Commission Income

Commission income received by the Group for the three months ended March 31, 2012 was $1,213 as compared to $386 for the three months ended March, 2011. During the three months ended March 31, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

We received commission from the Global Distribution Systems Supplier (“GDS”), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the airlines and travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links airline and travel agencies through IATA’s Bill and Settling Plans (“BSP”). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s BSP Payment usually within two weeks.

Each GDS system has a different layout and different user commands.  Airlines can choose to link with one or a few GDSs. We currently have four (4) GDSs installed: “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”.   A GDS will normally provide the equipment and install the system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS and with each travel consultancy’s experience with different systems.  We leave it to the consultant’s discretion which GDS to use.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $4,878 in the three months ended March 31, 2012 as compared to $8,916 in the three months ended March 31, 2011.

We recognize the management service as “other operating income” due to the fact that our management team is part of  the BSEL operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Refund Write Back

There were no refund write backs issued for the three months ended March 31, 2012 and there were none in the previous year.

Exchange Gain

The exchange gain was $346 for the three months ended March 31, 2012 as compared to the exchange loss of $281 in the three months ended March 31, 2011. This was attributable to the fluctuation of the global foreign currency market. We are not exposed to material foreign exchange currency risk. We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. The exchange gain or loss reflects the timing difference between payments to suppliers and the invoice to clients. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $18 for the three months ended March 31, 2012 as compared to $8 for the three months ended March 31, 2011. This reflected a very low bank interest rate prevailing for the past few years, since the 2008 financial crisis.

Net Income

Our net loss was $49,800 for the three months ended March 31, 2012 as compared to a net income of $28,461for the three months ended March 31, 2011. The decrease in net income for the three months ended March 31, 2012 as compared to the same period last year was due mainly to a lower gross profit margin because of high fuel surcharges from airlines and higher competition in the travel market as a result of the recovery of the Hong Kong economy.

A.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $49,800 for the three months ended March 31, 2012 and a net loss since inception of $1,128,445. On March 31, 2012 we had cash on hand of $1,570,646. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December  31, 2011, which are included in our annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Three Months Ended Mar 31, 2012		For Three Months Ended Mar 31, 2011
	(audited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	205,758	(178,925)

Net cash flows (used in)/provided by investing activities	(1,059)	(2,551)

Net cash flows provided by/(used in) financing activities	4,437	(300)

Net increase/(decrease) in cash and cash equivalents	209,136	(181,776)
Effect of foreign currency translation	153	(999)
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of period	1,570,646	364,710

Operating Activities

Net cash generated in operating activities was $205,758 for the three months ended March 31, 2012 as compared to net cash used in operating activities of $178,925 for the three months ended March 31, 2011. The increase in cash generated during the three months ended March 31, 2012 is due mainly to increased transaction volume.

Investing Activities

Net cash used in investing activities was $1,059 for the three months ended March 31, 2012 as compared to net cash used in investing activities of $2,551 for the three months ended March 31, 2011. The cash used in investing activities is mainly for office equipment and computer hardware.

Financing Activities

Net cash provided by financing activities was $4,437 for the three months ended March 31, 2012.  This reflected an advance from related parties as of December 31, 2011 being paid back during the three months ended March 31 2012, as compared to $300 net cash used to repay related parties during the three months ended March 31, 2011.

As of March 31, 2012 and March 31, 2011, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T

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

Dated:  May 14, 2012

BAOSHINN CORPORATON

By:  /s/     Sean Webster

Name:  Sean Webster

Title: President