Form 10-Q
period 2012-06-30
Baoshinn Corp
filed 2012-08-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2012: 2,140,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

i

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

1

Unaudited Condensed Consolidated Balance Sheet at June 30, 2012 and at December 31, 2011

1

Condensed Consolidated Statement of Comprehensive Income (unaudited) for the three months ended

    June 30, 2012 and 2011 and the six months ending June 30, 2012 and 2011

2

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and the six months ending June 30, 2011

3

Notes to Consolidated Interim Financial Statements

4-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3. Quantitative and Qualitative Disclosure About Market Risk

21

Item 4T. Controls and Procedures

21

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

22

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3. Defaults Upon Senior Securities

22

Item 5. Other Information

22

Item 6. Exhibits

22

Signatures

23

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended June 30, 2012 and 2011

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Jun 30,	Dec 31,
	2012	2011
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,425,861	1,361,357
Accounts receivable	2,311,915	2,058,647
Deferred cost – note 13	2,145,209	2,078,605
Restricted cash	12,893	12,877
Deposits, prepaid expenses and other receivables – Note 9	845,758	986,485

Amount due from related party – note 12	-	4,437
Income tax prepaid	15,330	15,311

Total Current Assets	6,756,966	6,517,719
Plant and equipment – Note 10	25,553	34,789

TOTAL ASSETS	6,782,519	6,552,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	3,233,131	3,080,100
Deferred revenue – note 13	2,166,497	2,094,307
Other payables and accrued liabilities – Note 11	512,216	438,019

Total current liabilities	5,911,844	5,612,426

TOTAL LIABILITIES	5,911,844	5,612,426

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2012 - US$0.01 (2011: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2012 – 2,140,000 shares (2011 – 2,140,000)*	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	492	(399)
Accumulated deficit	(1,160,119)	(1,078,645)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	655,369	735,952
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	215,306	204,130

ATTRIBUTBLE TO THE GROUP	870,675	940,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,782,519	6,552,508

*The number of common stocks outstanding as at Dec 31, 2011 are retrospective stated according to  a result of a reverse stock split during year ended December 31, 2011.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For 3 Months		For 6 Months
	Ended June 30		Ended June 30
	Unaudited		Unaudited
	2012	2011	2012	2011
	$	$	$	$
Retail and Corporate revenue	9,990,931	10,063,224	19,700,026	18,564,976
Commission from travel booking services	12,715	24,018	26,674	56,198
Incentive commissions	124,296	117,603	235,668	191,944

Net sales	10,127,942	10,204,845	19,962,368	18,813,118
Cost of sales	(9,803,430)	(9,832,398)	(19,335,144)	(18,091,761)

Gross profit	324,512	372,447	627,224	721,357
Other operating income - Note 5	9,363	9,230	15,454	18,532
Depreciation	(5,103)	(5,168)	(10,321)	(10,606)
Administrative and other operating expenses	(351,297)	(315,628)	(706,017)	(637,399)

Loss from operations	(22,525)	60,881	(73,660)	91,884
Other non-operating income - Note 6	2,356	2,304	3,330	3,790
Interest expenses - Note 7	(219)	0	(235)	0

Loss before income taxes	(20,388)	63,185	(70,565)	95,674
Income taxes - Note 8	0	0	0	0

Net Loss	(20,388)	63,185	(70,565)	95,674
Non-controlling interest	(11,287)	(10,270)	(10,909)	(14,298)

Net Profit/(loss) attributable to the Company	(31,675)	52,915	(81,474)	81,376

Loss per share of common stock - Note 4
- Basic	(1.48) cents	2.47 cents	(3.81) cents	3.80 cents
- Diluted	(1.48) cents	2.47 cents	(3.81) cents	3.80 ents

Weighted average number of common stock - Note 4
- Basic	2,140,000	2,140,000*	2,140,000	2,140,000*
- Diluted	2,140,000	2,140,000*	2,140,000	2,140,000*

*As the number of common shares outstanding decreases as a result of a reverse stock split during year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended 30 Jun, 2012	Six Months Ended 30 Jun, 2011
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net (Loss)/Income	(81,474)	81,376
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	10,321	10,606
Non-controlling interest	10,909	14,298
Changes in operating assets and liabilities:
Accounts receivable	(253,268)	(635,881)
Deferred cost	(66,604)	(241,809)
Deposits, prepaid expenses and other receivables	140,727	(109,248)
Accounts payable	153,031	530,465
Deferred revenue	72,190	235,342
Other payables and accrued liabilities	74,197	166,672
Income tax payable	- -	(1,963)

Net cash flows generated from operating activities	60,029	49,858

Cash flows from investing activity
Acquisition of plant and equipment	(1,208)	(3,987)

Net cash flows (used in) investing activity	(1,208)	(3,987)

Cash flows from financing activities
Amounts due from related parties	-	-
Amounts due to related parties	-	(300)

Net cash flows generated from / (used in) financing activities	-	(300)

Net increase in cash and cash equivalents	58,821	45,571
Effect of foreign currency translation on cash and cash equivalents	5,683	(777)
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of year	1,425,861	592,279

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(235)	-
Income taxes	-	-

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

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $81,474 for the six months ended June 30, 2012 and net profit $81,376 for the six months ended June 30, 2011, it had an accumulated deficit of $1,160,119 and $1,078,645 as at June 30, 2012 and December 31, 2011, respectively.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation ofaccounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment.  Actual results could differ from those estimates.

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

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are performed on all customers requiring credit over a certain amount.

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

For 3 months ended 30/06		For 6 months ended 30/06
2012	2011	2012	2011
$	$	$	$
0	649	6,702	3,216

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

For 3 months ended 30/06		For 6 months ended 30/06
2012	2011	2012	2011
$	$	$	$
0	649	6,702	3,216

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months ended 30 June, 2012.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Six Months Ended	Six Months Ended
	Jun 30, 2012	Jun 30, 2011
Year end HK$ : US$ exchange rate	7.756	7.782
Average yearly HK$ : US$ exchange rate	7.759	7.783

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

The calculation of diluted weighted average common shares outstanding for six months ended June 30, 2012 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

	For 3 months ended June 30		For 6 months ended June 30
	2012	2011	2012	2011
	$	$	$	$
Numerator for basic and diluted
earnings per share:
Net (Loss)/Income……………………………	(31,675)	52,915	(81,474)	81,376

Denominator:

Basic weighted average shares……………..	2,140,000	2,140,000*	2,140,000	2,140,000
Effect of dilutive securities………………….	-	-	-	-
Diluted weighted average shares…………..	2,140,000	2,140,000 *	2,140,000	2,140,000*
Basic earnings per share: ……………………	(1.48) cents	2.47cents	(3.81)cents	3.80cents
Diluted earnings per share: …………………	(1.48) cents	2.47 cents	(3.81)cents	3.74 cents

*All the stock options expired on June 30, 2011 without being exercised, therefore basic earnings per share are equal to diluted earnings per share.

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

During six months ended June 30, 2012 and 2011, the Group did not record stock-based compensation expense.

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

5.

Other operating income

For 3 months ended June 30		For 6 months ended June 30
2012	2011	2012	2011
$	$	$	$

GDS commission income	4,485	141	5,698	527
Management service income	4,878	9,089	9,756	18,005
	9,363	9,230	15,454	18,532

6.

Other non-operating income

	For 3 months ended June 30		For 6 months ended June 30
	2012	2011	2012	2011
	$	$	$	$
Gain on exchange	935	102	1,281	(179)
Interest income	4	2	23	10

Sundry income	1,417	2,200	2,026	3,959
	2,356	2,304	3,330	3,790

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Interest expenses

	For 3 months ended June 30		For 6 months ended June 30
	2012	2011	2012	2011
	$	$	$	$
Interest expense	(219)	-	(235)	-

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2012 and 2011.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

9 .     Deposits, prepaid expenses and other receivables

	June 30	December 31
	2012	2011
	$	$

Security deposits to suppliers [1]	761,942	935,906
Prepayments and other receivables	50,713	17,240
Utility, rental and other deposits	33,103	33,339

	845,758	986,485

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.     Plant and equipment

	June 30	December 31
	2012	2011
	$	$
Cost
Furniture and fixtures	53,393	53,324
Office equipment	74,468	73,329

	127,861	126,653

Accumulated depreciation
Furniture and fixtures	42,021	37,162
Office equipment	60,287	54,702

	102,308	91,864

Net
Furniture and fixtures	11,372	16,162
Office equipment	14,181	18,627

	25,553	34,789

Depreciation expenses for the six months ended June 30, 2012 are $10,321 (Six months ended June 30, 2011: $5,168).

11.

Other payables and accrued liabilities

	Jun 30	Dec 31
	2012	2011
	$	$

Sale deposits received	272,742	223,930
Accrued expenses	147,175	136,983
Other payables	92,299	77,106

	512,216	438,019

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amount due from related party

Amount due from related party are as follows:

	June 30	December 31
	2012	2011
	$	$

Amount due from related party	-	4,437

At June 30, 2012 and December 31, 2011, the amount due from/(to) related party, represent advances from a shareholder of the Group, are interest free, unsecured and have no fixed repayment terms.

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

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35
Exercisable as of December 31, 2010	330,000	0.35	0.25

Exercisable during the year	-	0.35

Expired during the year	(330,000)

Exercisable as of December 31, 2011	-	-	-

Exercisable as of June 30, 2012	-	-	-

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Six Months ended	Six Months ended
	June 30, 2012	June 30, 2011
Company A	19%	23%

Details of the accounts receivable from the one customer with the largest receivable balances are as follows:

	Percentage of account receivable
	June 30	December 31
	2012	2011
Company A	14%	20%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $15,126 during six months ended June 30, 2012 (Six months ended June 30, 2011: $15,865).

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

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at reporting date using
	June 30, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,893	12,893	-	-
Cash and cash equivalents	1,425,861	1,425,861	-	-

		Fair Value Measurements at reporting date using
	December 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,877	12,877	-	-
Cash and cash equivalents	1,361,357	1,361,357	-	-

18.

  Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of June 30, 2012 are as follows:-

June 30	$
2012	85,818
2013	69,391

155,209

Rental expenses for the six months ended June 30, 2012 were $51,993 (Six months June 30, 2011: $48,352).

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

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended June 30		For 6 Months ended June 30
			2012	2011	2012	2011
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(82,881)	(45,445)	(166,751)	(99,997)

		Management service income	(4,878)	(9,089)	(9,756)	(18,005)
		Management service fee	23,199	-	46,398	-
		Purchase of air tickets and tour packages	16,452	9,546	23,379	31,169

HK Airlines Holidays travel Company Limited H.C. Patterson and Company Ltd. Grand Power Express International Ltd	Bao Shinn Express Co Ltd has controlling Bao Shinn Express Co Ltd has Controlling Chiu Tong, Ricky is the connected person	Account receivable Account payable Sales Purchase Interest paid Account receivable Account payable Purchase Sales Interest paid Account payable Account receivable Sales	1,917 (6,076) (295,916) 0 88 40,924 (2,118) 40,690 (2,639) 28 (2,609) 14,580 0	- - (300,198) 0 - 101,417 (57,879) 12,220 (4,824) 0 (35,155) 618	1,917 (6,076) (511,201) 0 88 40,924 (2,118) 54,194 (74,966) 28 (2,609) 14,580 0	- - (475,869) 0 - 101,417 (57,879) 18,308 (19,365) 0 (35,155) 618 (2,017)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

21.

Subsequent Events

The Company has evaluated all other subsequent events as of August 8, 2012 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

In the six months ended June 30, 2012, we derived 98.7%, 0.1% and 1.2% of our total revenues from our retail & corporate clients, referral commissions and airline incentive commissions respectively.

Major Factors Affecting the Travel Industry

A variety of factors affect the travel industry in Hong Kong, and hence our results of operations and financial condition, including:

Growth in the Overall Economy and Demand for Travel Services in Hong Kong. We expect that our financial results will continue to be affected by the overall growth of the economy and demand for travel services in Hong Kong and the rest of the world. Hong Kong economy is highly influenced by the Chinese economy. Any adverse changes in economic conditions of China and the rest of the world, such as the global financial crisis and economic downturn, could have a material adverse affect on the travel industry in Hong Kong, which in turn would harm our business.

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

In 2010, the political instability and riots in Thailand disrupted holiday travel and travelers canceled holiday bookings to the region.

In 2011, the earthquake, Tsunami and nuclear power station failure in Japan resulted in major airlines in Hong Kong temporarily cancelling all the flights to Japan. Our business and operating results were adversely affected in all these cases.

Major Factors Affecting the Our Business

Our main business comes from retail and corporate travelers. We are vulnerable to all the above general factors affecting the travel industry. In particular, we are more sensitive to the disruption in the South East Asia region including the Philippines, Thailand, Indonesia, Malaysia, and Taiwan.

Our biggest travel destination market is Thailand, and in 2010 it had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales. The political situation in Thailand had stabilized by the end of the year.

Result of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30, 2012	Three months Ended June 30, 2011
	$	$

Retail and Corporate revenue	9,990,931	10,063,224
Referral Commission from travel booking services	12,715	24,018
Incentive commissions	124,296	117,603

Net sales	10,127,942	10,204,845
Cost of sales	(9,803,430)	(9,832,398)

Gross profit	324,512	372,447
Other operating income	9,363	9,230
Depreciation	(5,103)	(5,168)
Administrative and other operating expenses	(351,297)	(315,628)

Income/(Loss) from operations	(22,525)	60,881
Other non-operating income - Note 6	2,356	2,304
Interest expenses – Note 7	(219)	-

Income/(Loss) before income taxes	(20,388)	63,185
Income taxes - Note 8	-	-

Net Income/(Loss)	(20,388)	63,185
Non-controlling interest	(11,287)	(10,270)

Net Income/(Loss) attributable to The Group	(31,675)	52,915

Revenues

Revenues Composition and Sources of Revenue Growth

In the past 3 months, our total revenues decreased from US$ 10.2 million for the three months ended June 30, 2011 to US$ 10.1 million for the three months ended June 30, 2012, representing a decrease rate of  0.8%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Three months ended June 30, 2012	Three months ended June 30, 2011

	%	%
Retail and Corporate revenue	98.7%	98.6%
Commission from travel booking services	0.1%	0.1%
Incentive commissions	1.2%	1.2%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our primary source of growth comes mainly from the growth in the retail and corporate business.  We are not relying on referral commission and incentive commissions as our primary source of revenue as those sources of revenue only represent a fraction of our revenue. We also refer our clients to other travel product providers when we cannot provide needed services to our clients. We see referrals as an added value in terms of widening our client base. We also do not rely on airline incentive commissions due to the fact that the airlines are cutting back commissions through the use of the online booking technologies prevailing for the past ten years. As a result of these factors, airlines are more and more reluctant to pay commissions to travel agencies. However, our relationships with the airlines are very important, because they allow us to obtain better wholesale pricing.

Retail and Corporate Revenue

We recognize revenues from retail and corporate travel services when our travel services are completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, because we act as a principal, we assume inventory and credit risks, and we have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. We also have discretion in determining the service prices. We make alterations to the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Retail and Corporate revenue is our main source of revenue growth. Retail and corporate revenue decreased from $10 million in the three months ending June 30, 2011 to $9.99 million in the three months ending June 30, 2012, representing a 0.7% rate of decrease. We attribute the decrease mainly to the stable global economic recovery in the three months ending June 30, 2012 as compared to the three months ending June 30, 2011. We see an increase of transaction volume in terms of increased number of travelers in both retail agency section and corporate travel section.

We also believe we had a relatively stable year in 2012 as compared to 2011 in terms of general travel disruption factors discussed previously. We have had difficult years from 2008 to 2010 due to multiple negative factors we have mentioned before. The uncertainty of global economic recovery from the 2008 financial crisis, lead to a significant reduction of business travelers. During that period, we saw our corporate clients limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight booking.

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

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.8% of our revenue in the three months ended June 30, 2012 and 96.3% of our revenues in the three months ended June 30, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Three months ended June 30, 2012		Three months ended June 30, 2011
	$		$
Total revenue	10,127,942		10,204,845
Cost of sales	(9,803,430)	96.8%	(9,832,398)	96.3%
Gross profit	324,512	3.2%	372,447	3.7%

Increase in Cost of Sales

Our cost of sales increased from 96.3% in the three months ending June 30, 2011 to 96.8% in the three months ending June 30, 2012. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. We in turn pass this surcharge onto our clients.

Decrease in gross profit margin

Our gross profit margin rate decreased from 3.7% in the three months ending June 30, 2011, to 3.2% in the three months ending June 30, 2012. The fuel surcharges lead to an increase in air ticket price, however the gross profit per ticket stays the same, consequently the gross profit margin rate decreases.

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

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2012 were $351.297 or 3.5% of revenues, while the operating expenses for three months ended June 30, 2011 were $315,628 or 3.1% of revenues. Our operating expenses increased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we started implementing in 2007.

The table below sets forth the main category of our expenses both in dollar amount and as a percentage of total revenue with the periods indicated:

	Three months ended June 30, 2012	% of Revenue	Three months ended June 30, 2011	% of Revenue
Salaries, commissions, allowances	$237,113	2.3%	$224,562	2.2%
Legal & Professional fees	7,733	0.1%	5,980	0.1%
Office Rental	25,996	0.3%	24,198	0.2%
Other operating expenses	80,455	0.8%	60,888	0.6%
	$351,297	3.5%	$315,628	3.1%

Salaries, Commissions and Allowances

Salaries, commissions and allowances for the three months ended June 30, 2011 were $224,562, while the salaries, commissions and allowances for the three months ended June 301, 2012 were $237,113, salaries, commissions and allowances in the current period were consistent for the same period last year.

Legal and Professional Fees

Legal and professional fees for the three months ended June 30, 2012 were $7,733 or 0.1% of revenues, while the legal and professional fees for the three months ended June 30, 2011 were $5,980 or 0.1% of revenues. Legal and professional fees in the three months ended June 30, 2012 were slightly higher compared to the three months ended June 30, 2011, mainly due to additional costs related to the electronic SEC filing requirement.

Office Rental

Office rental for the three months ended June 30, 2012 was $25,996 or 0.3% of revenues, while the office rental for the three months ended June 30, 2011 were $24,198 or 0.2% of revenues.  Office rental expenses in the current period were consistent to the same period last year.

Other General and Administration Expenses

Other expenses for the three months ended June 30, 2012 were $80,455 or 0.8% of revenues, while the other expenses for the three months ended June 30, 2011 were $60,888 or 0.6% of revenues. The increase in other expenses in the current period is mainly due to an increase in the management fee.

Other operating income

	Three months Ended	Three months Ended
	June 30, 2012	June 30, 2011
	audited	audited

GDS commission income	4,485	141
Management service income	4,878	9,089

	9,363	9,230

Commission Income

Commission income for the three months ended June 30, 2012 was $4,485 compared to $141 for the three months ended June 30, 2011. During the three months ended June 30, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower total commissions.

Commission income is received from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the airlines and travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links airline and travel agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

Each GDS system has a different layout, and different user manual and commands. Airlines can choose to link with one or a few GDS systems. We currently have 4 GDS‘s installed; they are “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS.  Also each travel consultant has different experience with the different systems.  We leave it to the consultant’s discretion to choose the GDS they want to use.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We provide management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $4,878 in the three months ended June 30, 2012, compared to $9,089 in the three months ended June 30, 2011.

We recognize the management service as “other operating income”, as our management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Refund Write Back

There were no refund write backs for the three months ended June 30, 2012 and there were none in the previous year.

Exchange Gain

The exchange gain was $935 for the three months ended June 30, 2012 compared to the exchange gain $102 in the three months ended June 30, 2011. This was attributable to the fluctuation of the global foreign currency market. We are not exposed to material foreign exchange currency risk. We pay overseas suppliers in their currency, and charge its customers in HK$, with the exchange rate determined at the point of invoicing. The exchange gain or loss reflected the timing difference between payments to suppliers and the invoice to clients. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $4 for the three months ended June 30, 2012, compared to $2 for the three months ended June 30, 2011.  This reflected a very low bank interest rate prevailing for the past few years since the 2008 financial crisis.

Net Income

Our net loss was $31,675 for the three months ended June 30, 2012, compared to a net income of $52,915 for the three months ended June 30, 2011. The decrease in net income for the three months ended June 30, 2012 compared to the same period last year was mainly due to a lower gross profit margin as a result of high fuel surcharges from airlines, and higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Result of Operations for the six months ended June 30, 2012 compare to the six months ended June 30, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated

	Six months Ended June 30, 2012	Six months Ended June 30, 2011
	$	$

Retail and Corporate revenue	19,700,026	18,564,976
Referral Commission from travel booking services	26,674	56,198
Incentive commissions	235,668	191,944

Net sales	19,962,368	18,813,118
Cost of sales	(19,335,144)	(18,091,761)

Gross profit	627,224	721,357
Other operating income	15,454	18,532
Depreciation	(10,321)	(10,606)
Administrative and other operating expenses	(706,017)	(637,399)

Income/(Loss) from operations	(73,660)	91,884
Other non-operating income - Note 6	3,330	3,790
Interest expenses – Note 7	(235)	-

Income/(Loss) before income taxes	(70,565)	95,674
Income taxes - Note 8	-	-

Net Income/(Loss)	(70,565)	95,674
Non-controlling interest	(10,909)	(14,298)

Net Income/(Loss) attributable to The Group	(81,474)	81,376

Revenues

Revenues Composition and Sources of Revenue Growth

We have revenue growth in the past 6 months.  Our total revenues grew from US$ 18.8 million in the six months ended June 30, 2011 to US$ 19.9 million in the six months ended June 30, 2012, representing a growth rate of  6.1%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Six months ended June 30, 2012	Six months ended June 30, 2011

	%	%

Retail and Corporate revenue	98.7%	98.7%
Commission from travel booking services	0.1%	0.3%
Incentive commissions	1.2%	1.0%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our primary source of growth comes mainly from the growth in the retail and corporate business.  We are not relying on referral commissions and incentive commissions as our source of revenue as it only represents a fraction of our revenue. We refer our clients to other travel product providers when we cannot provide services to our clients. We see referrals as an added value service in terms of widening our client base. We also do not rely on airline incentive commissions, as the airlines are cutting back commissions with the online booking technologies prevailing for the past ten years. Airlines are more and more reluctant to give away commissions to travel agencies. Instead we value our relationships with the airlines to get better wholesale pricing.

Retail and Corporate Revenue

We recognize revenues from retail and corporate travel services when our travel services are completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, since we act as a principal by assumeing inventory and credit risks.  We also have the primary obligation to the airlines or hotels for cancelled airline tickets, packaged tour products or hotel reservations. In addition, we have discretion in determining the service prices. We change the product by combining the airline ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $18.6 million in the six months ended June 30, 2011 to $19.7 million in the six months ended June 30, 2012, representing an increase rate of 6.1%. We attribute the growth mainly to the stable global economy recovery in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We see an increase of transaction volume in terms of increased number of travelers in both the retail agency section and the corporate travel section.

We also believe we had a relatively stable year in 2012 compared to 2011 in terms of general travel disruption factors we discussed previously. We have had difficult years from 2008 to 2010 due to multiple negative factors we have mentioned before. The uncertainty of global economic recovery from the 2008 financial crisis, led to a significant reduction of business travelers. We saw our corporate clients limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight bookings.

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

We maintain our good relations with airlines specializing in the South Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. We have also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express during 2009. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China and second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product prices are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations.  We act as an agent in these situations, because we do not assume any inventory or credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and we do not have discretion in determining the service prices.

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

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our services, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.9% of our revenue in the six months ended June 30, 2012 and 96.2% of our revenues in the six months ended June 30, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Six months ended June 30, 2012		Six months ended June 30, 2011
	$		$
Total revenue	19,962,368		18,813,118
Cost of sales	(19,335,144)	96.9%	(18,091,761)	96.2%
Gross profit	627,224	3.1%	721,357	3.8%

Increase in Cost of Sales

Our cost of sales increased from 96.2% in the six months ended June 30, 2011 to 96.9% in the six months ended June 30, 2012. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. We in turn pass this surcharge on to our clients.

Decrease in gross profit margin

Our gross profit margin rate decreased from 3.8% in the six months ended June 30, 2011, to 3.1% in the six months ended June 30, 2012. The fuel surcharges lead to an increase in airline ticket prices, however, the gross profit per ticket stays the same, consequently the gross profit margin rate decreases.

Fuel surcharges are announced at the end of each month. However, in our experience, we find that the prices tend to be sticky on the upside, as the airlines try to protect themselves from the volatile price swings that the commodities markets have experienced. We anticipate these fuel surcharges will remain high for the time being, with the airlines preferring to offer discounts as a way to incentivize consumers to travel, rather than decreasing the surcharge.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2012 were $706,017 or 3.5% of revenues, while the operating expenses for the six months ended June 30, 2011 were $637,399 or 3.4% of revenues. Our operating expenses increased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we have started implementing since 2007.

The table below sets forth the main category of our expenses both in dollar amounts and as a percentage of total revenues for the periods indicated:

	Six months ended June 30, 2012	% of Revenue	Six months ended June 30, 2011	% of Revenue
Salaries, commissions, allowances	$464,066	2.3%	$449,637	2.4%
Legal & Professional fees	15,466	0.1%	11,756	0.1%
Office Rental	51,993	0.2%	48,352	0.2%
Other operating expenses	174,492	0.9%	127,654	0.7%
	$706,017	3.5%	$637,399	3.4%

Salaries, Commissions and Allowances

Salaries, commissions and allowances for the six months ended June 30, 2011 were $449,637, while the salaries, commissions and allowances for the six months ended June 30, 2012 were $464,066, salaries, commissions and allowances in the current period were consistent to the same period last year.

Legal and Professional Fees

Legal and professional fees for the six months ended June 30, 2012 were $15,466 or 0.1% of revenues, while the legal and professional fees for the six months ended June 30, 2011 were $11,756 or 0.1% of revenues. Legal and professional fees in the six months ended June 30, 2012 were slightly higher compared to the six months ended June 30, 2011, mainly due to additional costs related to electronic SEC filing requirements.

Office Rental

Office rental for the six months ended June 30, 2012 was $51,993 or 0.2% of revenues, while the office rental for the six months ended June 30, 2011 was $48,352 or 0.2% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the six months ended June 30, 2012 were $174,492 or 0.9% of revenues, while the other expenses for the six months ended June 30, 2011 were $127,654 or 0.7% of revenues. The increase in the expenses in the current period is mainly due to an increase in the management fee.

Other operating income

	Six months Ended	Six months Ended
	June 30, 2012	June 30, 2011
	audited	audited

GDS commission income	5,698	527
Management service income	9,756	18,005

	15,454	18,532

Commission Income

Commission income for the six months ended June 30, 2012 was $5,698 compared to $527 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

We received commission income from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the airlines and travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links airline and travel agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

Each GDS system has a different layout, user manual, and command. Airlines can choose to link with one or a few GDS. We currently have installed “Amadeus”, “Worldspan”, “Travelsky” and “Abacus”. A GDS will normally provide equipment and install their system onsite for a travel agency. The travel agency must generally sign an agreement with each GDS supplier which details the usage and reward scheme. Some GDS suppliers require travel agencies to maintain a minimum usage volume, otherwise the travel agency will have to pay fees for the equipment. GDS suppliers also encourage travel agencies to book tickets through their system by rewarding travel agencies on the number of tickets booked in a certain period of time.

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS.  Also each travel consultant has different experiences with different systems, We leave it to the consultant’s discretion to choose the GDS it uses.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $9,756 in the six months ended June 30, 2012, compared to $18,005 in the six months ended June 30, 2011.

We recognize the management service as “other operating income”, due to the fact that our management team is part of the BSEL operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Refund Write back

There were no refund write backs for the six months ended June 30, 2012 compared to none in the previous year.

Exchange Gain

The exchange gain was $1,281 for the six months ended June 30, 2012 as compared to the exchange loss of $178 in the six months ended June 30, 2011. This was attributable to the fluctuation of the global foreign currency market. We are not exposed to material foreign exchange currency risk. We pay overseas suppliers in their currency, and charge our customers in HK$, with the exchange rate determined at the point of invoicing. The exchange gain or loss reflects the timing difference between payments to suppliers and the invoice to clients. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $23 for the six months ended June 30, 2012, as compared to $10 for the six months ended June 30, 2011.  This difference was the result of  a very low bank interest rate prevailing for the past few years, since the 2008 financial crisis.

Net Income

Our net loss was $81,474 for the six months ended June 30, 2012, as compared to a net income of $81,376 for the six months ended June 30, 2011. The decrease in net income for the six months ended June 30, 2012 as compared to the same period last year was mainly due to lower gross profit margin as a result of high fuel surcharges from airlines, and higher competition in the travel market as a result of the recovery of the Hong Kong economy.

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

Dated:  August 13, 2012

BAOSHINN CORPORATON

By:  /s/Sean Webster

Name:  Sean Webster

Title: President