Form 10-Q/A
period 2012-06-30
Baoshinn Corp
filed 2012-08-22
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendement No.1 to Form 10-Q)

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

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

*3.1

Certificate of Incorporation

*3.2

Amended and Restated Certificate of Incorporation

*3.3

By-laws

*4.0

Stock Certificate

31.1

Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2

Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1

Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2

Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation Linkbase

101.DEF

XBRL Taxonomy Extension Definition Linkbase

101.LAB

XBRL Taxonomy Extension Lable Linkbase

101.PRE

XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

(b)

Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 22, 2012

BAOSHINN CORPORATON

By:  /s/Sean Webster

Name:  Sean Webster

Title: President