Form 10-Q
period 2012-09-30
Baoshinn Corp
filed 2012-11-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2012: 2,140,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

i

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

1

Unaudited Condensed Consolidated Balance Sheet at September 30, 2012 and at December 31, 2011

1

Condensed Consolidated Statement of Comprehensive Income (unaudited) for the three months ended

    September 30, 2012 and 2011 and the nine months ending  September 30, 2012 and 2011

2

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended  September 30, 2012 and the nine months ending  September 30, 2011

3

Notes to Consolidated Interim Financial Statements

4-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosure About Market Risk

23

Item 4T. Controls and Procedures

23

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

23

Item 1A. Risk Factors

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 5. Other Information

23

Item 6. Exhibits

23

Signatures

24

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended September 30, 2012 and 2011

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Sept 30,	Dec 31,
	2012	2011
	$	$
ASSETS
Current Assets
Cash and cash equivalents	850,398	1,361,357
Accounts receivable	2,172,120	2,058,647
Deferred cost – note 13	1,959,018	2,078,605
Restricted cash	12,897	12,877
Deposits, prepaid expenses and other receivables – Note 9	852,544	986,485
Amount due from related party – note 12	-	4,437
Income tax prepaid	9,146	15,311

Total Current Assets	5,856,123	6,517,719
Plant and equipment – Note 10	31,122	34,789

TOTAL ASSETS	5,887,245	6,552,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	2,601,484	3,080,100
Deferred revenue – note 13	2,003,329	2,094,307
Other payables and accrued liabilities – Note 11	421,953	438,019

Total current liabilities	5,026,766	5,612,426

TOTAL LIABILITIES	5,026,766	5,612,426

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2012 - US$0.01 (2011: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2012 – 2,140,000 shares (2011 – 2,140,000)*	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	666	(399)
Accumulated deficit	(1,187,326)	(1,078,645)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	628,336	735,952
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	232,143	204,130

ATTRIBUTBLE TO THE GROUP	860,479	940,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,887,245	6,552,508

CONSOLIDATED BALANCE SHEET (CONTINUED)

(Stated in US Dollars)

*The number of common stocks outstanding as at Dec 31, 2011 are retrospective stated according to  a result of a reverse stock split during year ended December 31, 2011.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For 3 Months		For 9 Months
	Ended Sept 30		Ended Sept 30
	2012	2011	2012	2011
	$	$	$	$
Retail and Corporate revenue	9,894,218	11,001,016	29,594,243	29,565,990
Commission from travel booking services	5,068	29,692	31,743	179,512
Incentive commissions	110,645	148,792	346,313	247,114

Net sales	10,009,931	11,179,500	29,972,299	29,992,616
Cost of sales	(9,646,844)	(10,817,435)	(28,981,987)	(28,909,195)

Gross profit	363,087	362,065	990,312	1,083,420
Other operating income - Note 5	6,966	9,555	22,419	28,087
Depreciation	(5,169)	(4,619)	(15,490)	(15,225)
Administrative and other operating expenses	(378,169)	(305,466)	(1,084,186)	(942,864)

Profit/(Loss) from operations	(13,285)	61,535	(86,945)	153,419
Other non-operating income - Note 6	1,349	1,400	4,679	5,190
Interest expenses - Note 7	(41)	(4)	(276)	(4)

Profit/(Loss) before income taxes	(11,977)	62,931	(82,542)	158,605
Income taxes - Note 8	1,547	-	1,547	-

Net Profit / (Loss)	(10,430)	62,931	(80,995)	158,605
Non-controlling interest	(16,777)	(9,881)	(27,686)	(24,179)

Net Profit/(loss) attributable to the Company	(27,207)	53,050	(108,681)	134,426

(Loss) / profit per share of common stock - Note 4
- Basic	(1.27) cents	2.48 cents	(5.08) cents	6.28 cents
- Diluted	(1.27) cents	2.48 cents	(5.08) cents	6.28 cents

Weighted average number of common stock - Note 4
- Basic	2,140,000	2,140,000*	2,140,000	2,140,000*
- Diluted	2,140,000	2,140,000*	2,140,000	2,140,000*

*As the number of common shares outstanding decreases as a result of a reverse stock split during year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended 30 Sept, 2012	Nine Months Ended 30 Sept, 2011

	$	$
Cash flows from operating activities
Net (Loss)/Income	(80,995)	158,605
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	15,490	15,225
Loss on disposal of plant and equipment	778	-
Changes in operating assets and liabilities:
Accounts receivable	(113,473)	(568,320)
Deferred cost	119,587	(130,338)
Deposits, prepaid expenses and other receivables	113,941	(254,691)
Accounts payable	(478,616)	217,195
Deferred revenue	(90,978)	127,338
Other payables and accrued liabilities	(16,066)	18,976
Income tax payable	6,165 -	-

Net cash flows generated from operating activities	(504,167)	(416,010)

Cash flows from investing activity
Acquisition of plant and equipment	(9,362)	(9,022)
Sale proceeds of plant and equipment	15	-

Net cash flows (used in) investing activity	(9,347)	(9,022)

Cash flows from financing activities
Amounts due to related parties	-	124,187

Net cash flows generated from financing activities	-	124,187

Net decrease in cash and cash equivalents	(513,514)	(300,845)
Effect of foreign currency translation on cash and cash equivalents	2,555	(4,032)
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of year	850,398	242,608

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(276)	(4)
Income taxes	-	-

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

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $108,681 for the nine months ended September 30, 2012 and net profit $134,426 for the nine months ended September 30, 2011, it had an accumulated deficit of $1,187,326 and $1,078,645 as at September 30, 2012 and December 31, 2011 respectively.

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

Basis of presentation, consolidation and interim reporting

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

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2011 annual financial statements.  The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

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

4.

Summary of significant accounting policies (Continued)

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

For 3 months ended 30/09		For 9 months ended 30/09
2012	2011	2012	2011
$	$	$	$
2,580	1,037	9,282	4,253

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

	Nine Months ended	Nine Months ended
	Sept 30, 2012	Sept 30, 2011
Year end HK$ : US$ exchange rate	7.754	7.792
Average yearly HK$ : US$ exchange rate	7.757	7.786

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

The calculation of diluted weighted average common shares outstanding for six months ended Sept 30, 2012 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For 3 months ended Sept30		For 9 months ended Sept 30
	2012	2011	2012	2011
	$	$	$	$
Numerator for basic and diluted
earnings per share:
Net (Loss)/Income……………………………	(27,207)	53,050	(108,681)	134,426

Denominator:

Basic weighted average shares……………..	2,140,000	2,140,000*	2,140,000	2,140,000
Effect of dilutive securities…………………	-	-	-	-
Diluted weighted average shares…………..	2,140,000	2,140,000 *	2,140,000	2,140,000*
Basic earnings per share: …………………	(1.27) cents	2.48cents	(5.08)cents	6.28cents
Diluted earnings per share: ………………	(1.27) cents	2.48 cents	(5.08)cents	6.28cents

*All the stock options were expired as at Sept 30, 2011 without being exercised, therefore basic earnings per share are equal to diluted earnings per share.

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

During nine months ended Sept 30, 2012 and 2011, the Group did not record stock-based compensation expense.

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

5.

Other operating income

For 3 months ended Sept 30		For 9 months ended Sept 30
2012	2011	2012	2011
$	$	$	$

GDS commission income	2,084	642	7,781	1,168
Management service income	4,882	8,913	14,638	26,919
	6,966	9,555	22,419	28,087

6.

Other non-operating income

	For 3 months ended Sept 30		For 9 months ended Sept 30
	2012	2011	2012	2011
	$	$	$	$
Gain (Loss) on exchange	701	135	1,982	(43)
Interest income	16	8	39	18
Sundry income	632	1,257	2,658	5,215

1,349	1,400	4,679	5,190

7.

Interest expenses

	For 3 months ended Sept 30		For 9 months ended Sept 30
	2012	2011	2012	2011
	$	$	$	$
Interest expense	41	4	276	4

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the nine months ended Sept 30, 2012 and 2011.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9 .     Deposits, prepaid expenses and other receivables

	Sept 30	December 31
	2012	2011
	$	$

Security deposits to suppliers [1]	767,321	935,906
Prepayments and other receivables	47,636	17,240
Utility, rental and other deposits	37,587	33,339

	852,544	986,485

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.     Plant and equipment

	Sept 30	December 31
	2012	2011
	$	$
Cost
Furniture and fixtures	56,329	53,324
Office equipment	79,686	73,329

	136,015	126,653

Accumulated depreciation
Furniture and fixtures	44,553	37,162
Office equipment	60,340	54,702

	104,893	91,864

Net
Furniture and fixtures	11,776	16,162
Office equipment	19,346	18,627

	31,122	34,789

Depreciation expenses for the nine months ended Sept 30, 2012 are $15,490 (Nine months ended Sept 30, 2011: $15,225).

11.

Other payables and accrued liabilities

	Sept 30	Dec 31
	2012	2011
	$	$

Sale deposits received	184,766	223,930
Accrued expenses	152,742	136,983
Other payables	84,445	77,106

	421,953	438,019

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Amount due from related party

Amount due from related party are as follows:

	Sept 30	December 31
	2012	2011
	$	$

Amount due from related party	-	4,437

At Sept 30, 2012 and December 31, 2011, the amount due from/(to) related party, represent advances from shareholder of the Group, are interest free, unsecured and have no fixed repayment terms.

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

			Weighted
		Weighted	average
	Number of	average	remaining
	options	exercise price	life

Exercisable as of December 31, 2009	230,000	0.35	1.25

Exercisable during the year	100,000	0.35
Exercisable as of December 31, 2010	330,000	0.35	0.25

Exercisable during the year	-	0.35

Expired during the year	(330,000)

Exercisable as of December 31, 2011	-	-	-

Exercisable as of Sept 30, 2012	-	-	-

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Nine Months ended	Nine Months ended
	Sept 30, 2012	Sept 30, 2011
Company A	18%	21%

Details of the accounts receivable from the one customer with the largest receivable balances are as follows:

	Percentage of account receivable
	Sept 30	December 31
	2012	2011
Company A	11%	20%

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

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $23,858 during nine months ended Sept 30, 2012 (Nine months ended Sept 30, 2011: $23,476).

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

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at Sept 30, 2012 and December 31, 2011:

		Fair Value Measurements at reporting date using
	Sept 30, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,897	12,897	-	-
Cash and cash equivalents	850,398	850,398	-	-

		Fair Value Measurements at reporting date using
	December 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,877	12,877	-	-
Cash and cash equivalents	1,361,357	1,361,357	-	-

18.

  Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of Sept 30, 2012 are as follows:-

Sept 30	$
2012	75,104
2013	69,382

144,487

Rental expenses for the nine months ended Sept 30, 2012 were $78,766 (Nine months Sept 30, 2011: $72,499).

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

Related party	Nature of relationship and control	Description of transactions	For 3 Months ended Sept 30		For 9 Months ended Sept 30
			2012	2011	2012	2011
			$	$	$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(54,904)	(64,592)	(221,655)	(164,582)

		Management service income	(4,878)	(8,920)	(14,635)	(26,925)
		Management service fee	23,205	-	69,603	-
		Purchase of air tickets and tour packages	5,146	3,619	28,525	34,785

HK Airlines Holidays travel Company Limited H.C. Patterson and Company Ltd. Grand Power Express International Ltd	Bao Shinn Express Co Ltd has controlling Bao Shinn Express Co Ltd has Controlling Chiu Tong, Ricky is the connected person	Account receivable Account payable Sales Interest paid Account receivable Account payable Purchase Sales Interest paid Account payable Account receivable Sales	9,791 (99) (166,445) 18 11,628 (5,867) 2,740 (16,540) 0 (1,173) 5,809 0	8,806 (227) (315,069) 4 43,304 (8,443) 18,197 (16,856) 0 (18,109) 6,199 0	9,791 (99) (677,646) 106 11,628 (5,867) 56,934 (91,506) 28 (1,173) 5,809 0	8,806 (227) (790,915) 4 43,304 (8,443) 36,505 (36,221) 0 (18,109) 6,199 (2,017)

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

21.

Subsequent Events

The Company has evaluated all other subsequent events as of 14 November 2012 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

In the nine months ended September 30, 2012, we derived 98.7%, 0.1% and 1.2% of our total revenues from our retail & corporate clients, referral commissions and airline incentive commissions respectively.

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

In 2010, the political instability and riots in Thailand disrupted the holiday travel and travelers canceled holiday bookings to the region.

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

During 2010, our biggest travel destination market was Thailand, which had a politically volatile year, with marches and demonstrations disrupting tourist travel. The Hong Kong government issued several travel advisories for Thailand (Bangkok in particular) which caused a decline in ticket sales. The political situation in Thailand stabilized by the end of 2010.

Result of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended September 30, 2012	Three months Ended September 30, 2011
	$	$

Retail and Corporate revenue	9,894,218	11,001,016
Referral Commission from travel booking services	5,068	29,692
Incentive commissions	110,645	148,792

Net sales	10,009,931	11,179,500
Cost of sales	(9,646,844)	(10,817,435)

Gross profit	363,087	362,065
Other operating income	6,966	9,555
Depreciation	(5,169)	(4,619)
Administrative and other operating expenses	(378,169)	(305,466)

Income/(Loss) from operations	(13,285)	61,535
Other non-operating income - Note 6	1,349	1,400
Interest expenses – Note 7	(41)	(4)

Income/(Loss) before income taxes	(11,977)	62,931
Income taxes - Note 8	1,547	0

Net Income/(Loss)	(10,430)	62,931
Non-controlling interest	(16,777)	(9,881)

Net Income/(Loss) attributable to The Group	(27,207)	53,050

Revenues

Revenues Composition and Sources of Revenue Growth

Our revenue decreased in the past 3 months from USD 11.2 million for the three months ended September 30, 2011 to USD 10.0 million for the three months ended September 30, 2012.  This represents a decrease rate of  10.5%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Three months ended September 30, 2012	Three months ended September 30, 2011

	%	%
Retail and Corporate revenue	98.8%	98.4%
Commission from travel booking services	0.1%	0.3%
Incentive commissions	1.1%	1.3%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our source of growth also mainly comes from the retail and corporate business.  We are not relying on referral commissions and incentive commissions as our primary source of revenue, those sources of revenue only represent a fraction of our total revenues. We also refer our clients to other travel product providers when we cannot provide needed services to our clients. We see referrals as an added value in terms of widening our client base. We also do not rely on airline incentive commissions due to the fact that the airlines are cutting back commissions through the use of online booking technologies prevailing for the past ten years. As a result of these factors, airlines are more and more reluctant to pay commissions to travel agencies. However, our relationships with airlines are very important,k because they allow us to obtain better wholesale pricing.

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when our travel services are completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income because we act as a principal, we assume inventory and credit risks, and we have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. We also have discretion in determining the service prices. We make alterations to the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Retail and Corporate revenue is our main source of revenue growth. Retail and corporate revenue decreased from $11 Million in the three months ending September 30, 2011 to $9.89 Million in the three months ending September 30, 2012, representing a 10% rate of decrease. We attribute the decrease mainly to the global economic recession in the three months ending September 30, 2012 as compared to the three months ending September 30, 2011. We see an increase of transaction volume in terms of increased number of travelers in both retail agency section and corporate travel section.

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

We kept our good relations with Airlines specialized in the South Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. We have also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express during 2009. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

Referral fees for travel booking services

We receive referral fees from travel product providers for booking travel services. The itinerary and product price are generally fixed by the travel product providers and we book the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collections are reasonably assured. We present revenues from such transactions on a net basis in the consolidated statements of operations, as we act as an agent, we do not assume any inventory or credit risks, we have no obligations for cancelled airline or hotel ticket reservations, and we do not have discretion in determining the service prices.

Incentive commission from travel suppliers

We earn an incentive commission from many travel suppliers. Contracts with certain travel suppliers contain discretionary escalating commissions that are paid to us subject to achieving specific performance targets. Such discretionary escalating commissions are recognized on an accrual basis because such commissions are usually paid in arrears. Our statement of operations presents revenues from such transactions on a net basis, because we act as an agent, we do not assume any inventory risk, and we have no obligation for cancelled airline tickets.

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to producing our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.4% of our revenue in the three months ended September 30, 2012 and 96.8% of our revenues in the three months ended September 30, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Three months ended September 30, 2012		Three months ended September 30, 2011
	$		$
Total revenue	10,009,931		11,179,500
Cost of sales	(9,646,844)	96.4%	(10,817,435)	96.8%
Gross profit	363,087	3.6%	362,065	3.2%

Increase in Cost of Sales

Our cost of sales decreased from 96.8% in the three months ending September 30, 2011 to 96.4% in the three months ending September 30, 2012. A large part of the decrease in the cost of sales is directly related to the decrease in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. We in turn pass this surcharge onto our clients.

Increase in gross profit margin

The increase in our gross profit margin rate from 3.2% in the three months ending September 30, 2011, to 3.6% in the three months ending September 30 2012. The fuel surcharges lead to an increase in air ticket price, however the gross profit per ticket stays the same, consequently the gross profit margin rate increases.

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

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2012 were $378,169 or 3.8% of revenues, while the operating expenses for three months ended September 30, 2011 were $305,465 or 2.7% of revenues. Our operating expenses increased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we have started implementing in 2007.

The table below sets forth the main category of our expenses both in dollar amount and as a percentage of total revenue with the periods indicated:

	Three months ended September 30, 2012	% of Revenue	Three months ended September 30, 2011	% of Revenue
Salaries, commission, allowance	$244,680	2.4%	$208,501	1.9%
Legal & Professional fees	11,173	0.1%	8,173	0.1%
Office Rental	26,774	0.3%	24,148	0.2%
Other operating expenses	95,542	1.0%	64,644	0.5%
	$378,169	3.8%	$305,466	2.7%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances for the three months ended September 30, 2011 were $208,501, while the salaries, commissions and allowance for the three months ended September 30, 2012 were $244,680, salaries, commissions and allowance in the current period were consistent with the same period last year.

Legal and Professional Fees

Legal and professional fees for the three months ending September 30, 2012 were $11,173 or 0.1% of revenues, while the legal and professional fees for the three months ending September 30, 2011 were $8,173 or 0.1% of revenues. Legal and professional fees in the three months ending September 30, 2012 were slightly higher compared to the three months ending September 30 2011, mainly due to additional costs related to the electronic SEC filing requirements.

Office Rental

Office rental for the three months ending September 30, 2012 was $26,774 or 0.3% of revenues, while the Office rental for the three months ending September 30, 2011 were $24,148 or 0.2% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the three months ending September 30, 2012 were $95,542 or 1% of revenues, while the other expenses for the three months ending September 30, 2011 were $64,644 or 0.5% of revenues. The increase in the expenses in the current period are mainly due to an increase in the management fee.

Other operating income

	Three months Ended	Three months Ended
	September 30, 2012	September 30, 2011
	audited	audited

GDS commission income	2,084	642
Management service income	4,882	8,913

	6,966	9,555

Commission Income

Commission income for the three months ending September 30, 2012 were $2,084 as compared to $642 for the three months ending September 30, 2011. During the three months ending September 30, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commissions during that period.

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

We encourage our consultants to use the GDS that has the best compensation structure, however, a balance between operational efficiency is also considered. Some airlines are more user friendly with a specific GDS.  We leave it to the consultant’s discretion to choose the GDS it prefers to use.

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We provide management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $4,878 in the three months ended September 30, 2012, compared to $8,920 in the three months ended September 30, 2011.

We recognize the management service as “other operating income”, as our management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Exchange Gain

The exchange gain was $701 for the three months ended September 30, 2012 compared to the exchange gain $135 in the three months ended September 30, 2011. This was attributable to the fluctuation of the global foreign currency market. We are not exposed to material foreign exchange currency risk. We pay overseas suppliers in their currency, and charge its customers in HK dollars, with the exchange rate determined at the point of invoicing. The exchange gain or loss reflected the timing difference between payments to suppliers and invoice to clients. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $16 for the three months ended September 30, 2012, compared to $8 for the three months ended September 30, 2011.  The reason for the reduced interest income is due to a very low bank interest prevailing for the past few years, since the 2008 financial crisis.

Net Income

Our net loss was $27,207 for the three months ended September 30, 2012, compared to a net income of $53,050 for the three months ended September 30, 2011. The decrease in net income for the three months ended September 30, 2012 compared to the same period last year was mainly due to lower gross profit margin as a result of high fuel surcharges from airlines, and higher competition in the travel market as a result of the recovery of the Hong Kong economy.

Result of Operations for the nine months ended September 30, 2012 compare to the nine months ended September 30, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
	$	$

Retail and Corporate revenue	29,594,243	29,565,990
Referral Commission from travel booking services	31,743	179,512
Incentive commissions	346,313	247,114

Net sales	29,972,299	29,992,616
Cost of sales	(28,981,987)	(28,909,195)

Gross profit	990,312	1,083,420
Other operating income	22,419	28,087
Depreciation	(15,490)	(15,225)
Administrative and other operating expenses	(1,084,186)	(942,864)

Income/(Loss) from operations	(86,945)	153,419
Other non-operating income - Note 6	4,679	5,190
Interest expenses – Note 7	(276)	(4)

Income/(Loss) before income taxes	(82,542)	158,605
Income taxes - Note 8	1,547	0

Net Income/(Loss)	(80,995)	158,605
Non-controlling interest	(27,686)	(24,179)

Net Income/(Loss) attributable to The Group	(108,681)	134,426

Revenues

Revenues Composition and Sources of Revenue Growth

Our total revenues decreased from USD 29.99  million in the nine months ending September 30, 2011 to USD 29.97 million in the nine months ending September 30, 2012, representing a decreased rate of  0.07%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

	%	%
Retail and Corporate revenue	98.7%	98.6%
Commission from travel booking services	0.1%	0.6%
Incentive commissions	1.2%	0.8%

Total revenue	100%	100%

We generate our revenues primarily from retail and corporate business. Our source of growth mainly comes from the growth in the Retail and corporate business.  We are not relying on referral commissions and incentive commissions as our source of revenue as it only represents a fraction of our total revenue. We refer our clients to other travel product providers when we cannot provide certain services to our clients. We see these referrals as an added value in terms of widening our client base. We also do not rely on airline incentive commission, as the airlines are cutting back commissions with the online booking technologies prevailing for the past ten years. airlines are more and more reluctant to pay commissions to travel agencies. Instead we value our relationships with Airlines to get better wholesale pricing.

Retail and Corporate Revenue

Revenues from retail and corporate travel services are recognized when the travel service provided by us is completely delivered. We present revenue from such transactions on a gross basis in the consolidated statements of comprehensive income, as we act as a principal, assume inventory and credit risks, and have the primary obligation to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. We also have discretion in determining the service prices. We create the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package or business travel solution for customers.

Retail and Corporate revenue is our main source of revenue growth. Retail and corporate revenue increased from $29.5 Million in the nine months ending September 30, 2011 to $29.6 Million in the nine months ending September 30, 2012, representing an increased rate of 0.1%. We attribute the growth mainly to the stable global economic recovery in the nine months ending September 30, 2012 as compared to the nine months ending September 30, 2011. We see an increase of transaction volume in terms of increased number of travelers in both our retail agency section and corporate travel section.

We also believe we had a relatively stable year in 2012 as compared to 2011 in terms of general travel disruption factors we have stated previously. We have had difficult years from 2008 to 2010 due to multiple negative factors we have mentioned above. The uncertainty of global economic recovery from the 2008 financial crisis, lead to a significant reduction of business travelers. We saw our corporate clients limit business travel expenses as a cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight bookings.

We kept our good relations with airlines specialized in the South Asia region. We were recognized by Eva Airline as its top selling agent in Hong Kong in 2010. Eva Airlines operates both short haul routes within South East Asia and long haul routes including North America and Europe. We have also been appointed as a first tier agent for two additional airlines, i.e., HongKong Airlines & HongKong Express during 2009. Hong Kong Airlines mainly operates flights originating from Hong Kong to destinations in Asian cities, including Bangkok, Kuala Lumpur, Manila, and major cities in Japan. HongKong express mainly operates flights originating from Hong Kong to mainland China second tier cities, including Changsha, Fuzhou, Hangzhou, Hefei, Guiyang etc.

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

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.9% of our revenue in the six months ending June 30, 2012 and 96.2% of our revenues in the six months ending June 30, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Nne months ended September 30, 2012		Nine months ended September 30, 2011
	$		$
Total revenue	29,972,299		29,992,616
Cost of sales	(28,981,987)	96.7%	(28,909,195)	96.4%
Gross profit	990,312	3.3%	1,083,420	3.6%

Increase in Cost of Sales

Our cost of sales increased from 96.4% in the nine months ending September 30, 2011 to 96.7% in the nine months ending September 30, 2012. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. We in turn pass this surcharge onto our clients.

Decrease in gross profit margin

The decrease in our gross profit margin rate from 3.6% in the nine months ending September 30, 2011, to 3.3% in the nine months ending September 30, 2012. The fuel surcharges lead to an increase in air ticket prices, however the gross profit per ticket stays the same, consequently the gross profit margin rate decreases.

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

Operating Expenses

Overview

Total operating expenses for the nine months ending September 30, 2012 were $1,084,186 or 3.6% of revenues, while the operating expenses for the nine months ending September 30, 2011 were $942,864 or 3.2% of revenues. Our operating expenses increased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy we started implementing in 2007.

The table below sets forth the main category of our expenses both in dollar amounts and as a percentage of total revenue with the periods indicated:

	Nine months ended September 30, 2012	% of Revenue	Nine months ended September 30, 2011	% of Revenue
Salaries, commission, allowance	$708,746	2.4%	$658,139	2.2%
Legal & Professional fees	30,524	0.1%	19,930	0.1%
Office Rental	78,766	0.3%	72,499	0.2%
Other operating expenses	266,150	0.8%	192,296	0.7%
	$1,084,186	3.6%	$942,864	3.2%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances for the nine months ending September 30, 2011 were $658,139, while the salaries, commissions and allowance for the nine months ending September 30, 2012 were $708,746, salaries, commissions and allowance in the current period were consistent to the same period last year.

Legal and Professional Fees

Legal and professional fees for the nine months ending September 30, 2012 were $30,524or 0.1% of revenues, while the legal and professional fees for the nine months ending September 30, 2011 were $19,930 or 0.1% of revenues. Legal and professional fees in the nine months ending September 30, 2012 were slightly higher compare to the nine months ending September 30 2011, mainly due to additional cost relate to the electronic SEC filing requirements.

Office Rental

Office rental for the nine months ending September 30, 2012 was $78,766 or 0.3% of revenues, while the Office rental for the nine months ending September 30, 2011 were $72,499 or 0.2% of revenues.  Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the nine months ending September 30, 2012 were $266,150 or 0.8% of revenues, while the other expenses for the nine months ending September 30, 2011 were $192,296 or 0.7% of revenues. The increase in the expenses in the current period are mainly due to an increase in the management fee.

Other operating income

	Nine months Ended	Nine months Ended
	September 30, 2012	September 30, 2011
	audited	audited

GDS commission income	7,781	1,168
Management service income	14,638	26,919

	22,419	28,087

Commission Income

Commission income for the nine months ending September 30, 2012 was $7,781 as compared to $1,168 for the nine months ending September 30, 2011. During the nine months ending September 30, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in a lower amount of commissions.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $14,635 in the nine months ending September 30, 2012, compared to $26,925 in the nine months ending September 30, 2011.

We recognize the management service as “other operating income”, as our management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Exchange Gain

The exchange gain was $1,982 for the nine months ending September 30, 2012 as compared to the exchange loss of $43 in the nine months ending September 30, 2011. This was attributable to the fluctuation of the global foreign currency market. We are not exposed to material foreign exchange currency risk. We pay overseas suppliers in their currency, and charge our customers in HK dollars, with the exchange rate determined at the point of invoicing. The exchange gain or loss reflects the timing difference between payments to suppliers and invoice to clients. We recognize the gain or loss as “non-operational income or expense”, as this is not from operations.

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $39 for the nine months ending September 30, 2012, as compared to $18 for the nine months ending September 30, 2011.  The difference was the result of very low bank interest rate prevailing for the past few years, since the 2008 financial crisis.

Net Income

Our net loss was $108,681 for the nine months ended September 30, 2012, compared to a net income of $134,426 for the nine months ended September 30, 2011. The decrease in net income for the nine months ended September 30, 2012 compared to the same period last year was mainly due to lower gross profit margin as a result of high fuel surcharges from airlines, and higher competition in the travel market as a result of the recovery of the Hong Kong economy.

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

Dated:  November 14, 2012

BAOSHINN CORPORATON

By:     /s/   Sean Webster

Name:  Sean Webster

Title: President