Form 10-K
period 2012-12-31
Baoshinn Corp
filed 2013-04-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. | | Yes | X | No

.

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

2,140,000 common shares issued and outstanding as of December 31, 2012

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to that date, the “Old Common Stock” were automatically and without any action on the part of the shareholders, reclassified and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”, with a par value $.01 per share.

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

Operation

BSIE’s headquarters is located in Kowloon, Hong Kong. The office lease is for a term of six (6) years, and it commenced on January 1, 2004. On January 2, 2013 the lease was renewed for another 2 years, and that extension will expire on December 31, 2014. Bao Shinn Holidaies Limited (“BSHL”), which is one of the Company’s subsidiaries (55% owned), is located in Central Hong Kong, and its office lease for a two (2) year term commencing on July 28, 2012.

BSIE has 18 employees, and BSHL has 12 employees as of the end of 2012.

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

Source: Hong Kong Tourism Board, 2010.

The “Quota System” was cancelled in January 2002 for traveling from PRC to Hong Kong. New “Travel Permits” for Mainland China Visitors was established in May 2002. New Permits are valid for 5 years with multi-purposes entries, including leisure and business visits; unlike the prior permits, which were only valid for business visits. Transit Travel Permits allow Chinese citizens to stay in Hong Kong for a maximum of 7 days. Business Travel Permits have been gradually replaced by Multi-purpose Permits, which offers more flexibility and ease of use. For visitors from the Mainland, theflexibility and convenience offered by IVS travel encourages them to make more frequent and short-stay visits to Hong Kong.

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

•Dependence on internet and computer system will be a disaster during system outage.

• E-tickets are not a growing trend in the Greater China Region on the consumer end.

•Online credit card usage is still not prevailing in Greater China due to insecurity and fraud. In general, people’s attitude towards the use of credit cards is different in western developed countries, where the citizens are more accustomed to shopping with credit cards.

•Fewer people in China have credit cards.

•As a developing country, consumers in China are not confident in internet transactions. They are more likely to accept physical human contact, or a paper ticket where they can see what they get.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do rent office space from non-affiliates third parties, on the terms described more specifically below:

Name of Landlord	Property location	Rental Charges Monthly	Duration	Lease Contract Under
Wan Shinn Motors Company Limited	Room A&B, 8/F, 8 Hart Avenue, Tsim Sha Tsui, Kowloon.	$4,463	01/01/2013 - 12/31/2014	Bao Shinn International Express

Tak Shing Investment Co. Ltd.	Room 208 Tak shing House. 20 Des Voeux Road Central, Hong Kong	$5,338	07/28/2012 - 07/27/2014	Bao Shinn Holidays Limited

Twelve Months Ending December 31:	Future Minimum Lease Payments $

December 31, 2013	117,601

Thereafter	69,391

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

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2009	.21	.21
June 30, 2009	.21	.02
September 30, 2009	.02	.02
December 31, 2009	.02	.02
March 31, 2010	.02	.02
June 30, 2010	.021	.021
September 30, 2010	.022	.022
December 31, 2010	.045	.045
March 31, 2011	.025	.02
June 30, 2011	.02	.02
September 30, 2011	.02	.02
December 31, 2011	.02	.02
March 31, 2012	.02	.02
June 30, 2012	.02	.02
September 30, 2012	.02	.02
December 31, 2012	.02	.02

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

(b)

HOLDERS. As of December 31, 2012, we had approximately 22 shareholders of record who held 2,140,000 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2012, there are approximately 70 beneficial owners of our Common Stock, when these shareholders are considered.

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

In the twelve months ended December 31, 2012, we derived 98.76%, 0.09% and 1.15% of our total revenues from our retail & corporate clients, referral commissions and airline incentive commissions respectively.

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

•Any travel restrictions or security procedures

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

In 2012 the global political and economic environment was relatively stable, so there we no significant disruptions to the travel industry, especially in relation to our targeted markets. Competition amongst airlines and high fuel surcharges however, added additional pressure to profit margins. Online competition also grew as airlines and agents looked to minimize costs of operation and encourage direct bookings.

 Margins were further eroded by the high costs of administration and listing fees, which can be attributed to the continued and unprecedented growth of Hong Kong’s economy, as hot money from around the world pours into the domestic market. This has sparked inflationary pressure in many areas of the market, whilst margins continue to be squeezed.

We anticipate the travel market will remain relatively flat, although growth of the travel market should occur within Asia as its economies are relatively robust, compared with the North American and European markets.

Results of Operations for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011 ;

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Twelve months Ended December 31 2012	Twelve months Ended December 31, 2011
	$	$

Retail and Corporate revenue	38,607,023	37,956,836
Referral Commission from travel booking services	36,969	112,419
Incentive commissions	446,920	471,055

Net sales	339,090,912	38,540,310
Cost of sales	(37,711,292)	(37,134,094)

Gross profit	1,379,620	1,406,216
Other operating income	30,388	38,755
Depreciation	(20,229)	(20,407)
Administrative and other operating expenses	(1,526,564)	(1,313,978)

Income/(Loss) from operations	(136,785)	110,586
Other non-operating income - Note 6	14,416	9,672
Interest expenses – Note 7	(1,745)	(1,685)

Income/(Loss) before income taxes	(124,114)	118,573
Income taxes - Note 8	(19,407)	(9,111)

Net Income/(Loss)	(143,521)	109,462
Non-controlling interest	(47,361)	(20,689)

Net Income/(Loss) attributable to The Group	(190,882)	88,773

Revenues

Revenues Composition and Sources of Revenue Growth

We have experienced minor revenue growth in the past 12 months. Our total revenues grew from USD 38.5 million for the twelve months ended December 31, 2011 to USD 39.1 million for the twelve months ended December 31, 2012, representing a grow rate of 1.43%.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011

	%	%
Retail and Corporate revenue	98.76%	98.5%
Commission from travel booking services	0.09%	0.3%
Incentive commissions	1.15%	1.2%

Total revenue	100%	100%

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

Retail and corporate revenue is our main source of revenue growth. Retail and corporate revenue grew from $37.96 Million in the twelve months ended December 31, 2011 to $38.61 Million in the twelve months ended December 31, 2012, representing a growth rate of 1.71%.  The minor growth rate mainly to the slowing down of global economic recovery in the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. We see a minor increase of transaction volume in terms of increased numbers of travelers in both our retail agency section and corporate travel section.

We also believe we had a relatively slow down year in 2012 compared to 2011 in terms of general travel disruption events, as previously discussed. We have had difficult years from 2008 to 2010 due to multiple negative factors previously mentioned. The uncertainty of global economy recovery from the 2008 financial crisis, lead to a significant reduction of business travelers. We saw our corporate clients limit business travel expenses as cost reduction strategy. With the 2009 outbreak of H1N1 influenza (swine flu), we also saw a significant reduction in the number of retail flight bookings.

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

Cost of Sales and Gross Profit

Costs of sales are costs directly attributable to rendering our revenues, which consist primarily of payments for travel costs to airlines and suppliers. Cost of sales accounted for 96.5% of our revenue in the twelve months ended December 31, 2012 and 96.4% of our revenues in the twelve months ended December 31, 2011.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Twelve months ended December 31, 2012		Twelve months ended December 31, 2011
	$		$
Total revenue	39,090,912		38,540,310
Cost of sales	(37,711,292)	96.5%	(37,134,094)	96.4%
Gross profit	1,379,620	3.5%	1,406,216	3.6%

Increase in Cost of Sales

Our cost of sales increased from 96.4% in the twelve months ended December 31, 2011 to 96.5% in the twelve months ended December 31, 2012. A large part of the increase in the cost of sales is directly related to the increase in the fuel surcharge that the airlines levy. This surcharge is dependent upon the price of jet fuel, which is affected by the price of oil. In 2012 the fuel surcharge was the same as 2011. We in turn pass this surcharge on to our clients.

Decrease in gross profit margin

Our gross profit margin rate decreased from 3.6% for the twelve months ended December 31, 2011, to 3.5% for the twelve months ended December 31 2012. The fuel surcharges lead to an increase in air ticket price.  However, the gross profit per ticket stayed the same, consequently the gross profit margin rate decreases.

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

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2012 were $1,526,564 or 3.9% of revenues, while the operating expenses for twelve months ended December 31, 2011 were $1,313,978 or 3.4% of revenues. Our operating expenses decreased slightly regardless of the high inflation in Hong Kong. This is mainly attributed to our cost reduction strategy, which we began implementing in 2007.

The Table below sets forth the main category of our expenses both in dollar amount and as a percentage of total revenue with the periods indicated,

	Twelve months ended December 31, 2012	% of Revenue	Twelve months ended December 31, 2011	% of Revenue
Salaries, commission, allowance	$1,009,521	2.7%	$912,064	2.4%
Legal & Professional fees	50,730	0.1%	24,487	0.1%
Office Rental	105,850	0.2%	96,703	0.2%
Other operating expenses	360,463	0.9%	280,724	0.7%
	$1,526,564	3.9%	$1,313,978	3.4%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances increased slightly from $912,064 for the twelve months ended December 31, 2011 to $1,009,521 for the twelve months ended December 31, 2012, reflecting an increase in salaries in line with the general inflation rate in Hong Kong.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2011 were $24,487 or 0.1% of revenues, while the legal and professional fees for twelve months ended December 31, 2012 were $50,730 or 0.1% of revenues. Legal and professional fees in the year ended in 2012 were higher compared to the year ended in 2011, mainly due to additional SEC comments we responded to in that year and general inflation in Hong Kong.

Office Rental

Office rental for the twelve months ended December 31, 2011 was $96,703 or 0.2% of revenues, while the Office rental for the twelve months ended December 31, 2012 were $105,850 or 0.2% of revenues. Office rental expenses in the current period were consistent with the same period last year.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2011 were $280,724 or 0.7% of revenues, while the other expenses for the twelve months ended December 31, 2012 were $360,463 or 0.9% of revenues. The expenses in the current period were higher than the same period last year owing to the general inflation in Hong Kong.

Other operating income

	Twelve months Ended	Twelve months Ended
	Dec 31, 2012	Dec 31, 2011
	audited	audited

GDS commission income	10,868	5,793
Refund Write back	-	-
Management service income	19,520	32,962

	30,388	38,755

Commission Income

Commission income for the twelve months ended December 31, 2012 was $10,868 compared to $5,793 for the twelve months ended December, 2011. During the twelve months ended December, 2012, we increased the number of tickets booked through a lower percentage commission booking system, which resulted in lower commission rate but higher commission income.

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

Management Service Income

Management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). BSEL currently holds 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income from BSEL was $19,520in the twelve months ended December 31, 2012, compared to $32,962 in the twelve months ended December 31, 2011.

We recognize the management service as “other operating income”, as our management team is part of its operation team. Accordingly, the revenue generated by the management team is considered part of our operations.

Refund Write back

There was no refund write back for the year ended December 31, 2012 and 2011.

Exchange Gain

The exchange gain was $2,849 for the twelve months ended December 31, 2012 compared to $2,214 in the twelve months ended December 31, 2011. This was attributable to a more stable rate of the Hong Kong Dollar against foreign currencies, including the U.S. Dollar, RMB and the Thai Baht for the twelve months ended December 31, 2012.

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

Interest Income

This interest was earned from bank savings and fixed deposit accounts. Interest income was $44 for the twelve months ended December 31, 2012, compared to $22 for the twelve months ended December 31, 2011. This lower interest earning reflected a very low bank interest note prevailing for the past few years, since the 2008 financial crisis.

Net Income/Loss

Our net loss was $190,882 for the twelve months ended December 31, 2012, compared to a net income of $88,773 for the twelve months ended December 31, 2011. The increase in net loss for the twelve months ended December 31, 2012 compared to the same period last year was mainly due to the slower rate of  improvement in the global economy in the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

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

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2012		For Twelve Months Ended Dec 31, 2011
	(audited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	(1,120,962)	831,159

Net cash flows (used in)/provided by investing activities	(12,429)	(13,848)

Net cash flows provided by/(used in) financing activities	4,410	(4,753)

Net increase/(decrease) in cash and cash equivalents	(1,128,981)	812,558
Effect of foreign currency translation	4,721	1,314
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of period	237,097	1,361,357

Operating Activities

Net cash generated in operating activities was $831,159 for the twelve months ended December 31, 2011, compared to net cash used by operating activities of $1,120,962 for the twelve months ended December 31, 2012. The increasing cash used during the twelve months ended December 31, 2012 is mainly due to increased transaction volume.

Investing Activities

Net cash used in investing activities was $13,848 for the twelve months ended December 31, 2011, compared to net cash used in investing activities of $12,429for the twelve months ended December 31, 2012. The cash used in investing activities is mainly for the purchase of new office equipment and computer hardware.

Financing Activities

For the twelve months ended December 31, 2011 and 2012, there were no external financing activities. From time to time, related parties of the company finance the working capital requirement for operations on a temporary basis. This financing is provided in the form of advance temporary loans to the Company.

The net cash used from a related party’s loan was $4,753 for the twelve months ended December 31, 2011. These funds were used to help bridge the working capital gap, compared to the repayment of loans of $4,437 from related parties during the twelve months ended December 31, 2012. The decrease in borrowing from related parties is due to better working capital flow from operations.

The amounts due to related parties are interest-bearing loans that earn interest at a rate of 5.5% (2011: 5.5%) per annum. These loans are unsecured and have no fixed repayment terms.

SUBSEQUENT EVENTS

On March 4, 2013, the Company acquired all the outstanding common stock of Olive Oil Direct International, Inc. (“OODI”)  As a result of that transaction, a change in control has occurred, and the shareholders of OODI now control the Company.  At the time of that transaction, Benny Kan and Mike Lam resigned from their positions as officers and directors of the Company.  Currently, Mr. Sean Webster remains as the sole officer and director of the Company.  In addition, as a part of the transaction, the Company’s operating subsidiary Hong Kong Holdings, Inc. was spun off to its shareholders.  Accordingly, the operating business of the Company is contained in its new operating subsidiary OODI.

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products.  It is anticipated that those products will include olive oils, pastas, vinegars and other Italian gourmet food items.  In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries.  OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

A.Off-balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2012.

B. Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 31, 2012 are disclosed in the following table:

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	187,001	117,610	69,391	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Obligations	0	0	0	0	0
Total	187,001	117,610	69,391	0	0

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2012and 2011

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofBaoshinn Corporation,

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2012 and 2011.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the year ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Group will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, The Group has suffered losses from operations and has significant accumulated losses. In addition, the Group experience negative cash flows from operations. These factors raise substantial doubt about The Group’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albert Wong & Co.,

Certified Public Accountants

Hong Kong

April 15, 2013

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At December 31,
	2012	2011
	$	$
ASSETS
Current Assets
Cash and cash equivalents	237,097	1,361,357
Accounts receivable	1,921,305	2,058,647
Deferred cost – note 13	1,843,876	2,078,605
Restricted cash	12,903	12,877
Deposits, prepaid expenses and other receivables – Note 9	908,792	986,485
Amount due from related party – note 12	-	4,437
Income tax prepaid	-	15,311
Total Current Assets	4,923,973	6,517,719
Plant and equipment – Note 10	26,396	34,789

TOTAL ASSETS	4,950,369	6,552,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,581,606	3,080,100
Deferred revenue – note 13	1,891,750	2,094,307
Other payables and accrued liabilities – Note 11	663,727	438,019
Income tax payable	11,820	-

Total current liabilities	4,148,903	5,612,426

TOTAL LIABILITIES	4,148,903	5,612,426

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2012 - US$0.01 (2011: US$0.001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares (2011: 300,000,000 common shares, 100,000,000 preferred shares)
Issued and outstanding: 2012 – 2,140,000 shares (2011 –2,140,000)	21,400	21,400
Additional paid-in capital	1,793,596	1,793,596
Accumulated other comprehensive income	4,048	(399)
Accumulated deficit	(1,269,527)	(1,078,645)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	549,517	735,952
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	251,949	204,130

ATTRIBUTBLE TO THE GROUP	801,466	940,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,950,369	6,552,508

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended 31 Dec, 2012	For Year Ended 31 Dec, 2011
	$	$

Retail and Corporate revenue	38,607,023	37,956,836
Commission from travel booking services	36,969	112,419
Incentive commissions	446,920	471,055

Net sales	39,090,912	38,540,310
Cost of sales	(37,711,292)	(37,134,094)

Gross profit	1,379,620	1,406,216
Other operating income – Note 5	30,388	38,755
Depreciation	(20,229)	(20,407)
Administrative and other operating expenses	(1,526,564)	(1,313,978)

(Loss)/income from operations	(136,785)	110,586
Other non-operating income - Note 6	14,416	9,672
Interest expenses – Note 7	(1,745)	(1,685)

(Loss)/income before income taxes	(124,114)	118,573
Income taxes - Note 8	(19,407)	(9,111)

Net (loss)/income	(143,521)	109,462
Non-controlling interest	(47,361)	(20,689)

Net (loss)/income attributable to the Company	(190,882)	88,773

(Loss)/earnings per share of common stock, basic and diluted – Note 4	(8.92 cents)	4.15 cents

Weighted average number of common stock, basic and diluted – Note 4	2,140,000	2,140,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2012	For Year Ended Dec 31, 2011
	$	$
Cash flows from operating activities
Net (loss)/income	(190,882)	88,773
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	20,229	20,407
Bad debts written off	-	21,781
Stock based compensation	-	-
Non-controlling interest	47,361	20,689
Changes in operating assets and liabilities:
Accounts receivable	137,341	(366,572)
Deferred cost	234,729	(878,007)
Deposits, prepaid expenses and other receivables	77,694	(212,410)
Accounts payable	(1,498,495)	1,269,705
Disposal of fixed asset	778	-
Deferred revenue	(202,558)	877,007
Other payables and accrued liabilities	225,708	23,665
Income tax payable	27,131	(33,879)

Net cash flows (used in)/generated from operating activities	(1,120,962)	831,159

Cash flows from investing activity
Sale proceeds of fixed assets	146	-
Acquisition of plant and equipment	(12,575)	(13,848)

Net cash flows (used in) investing activity	(12,429)	(13,848)

Cash flows from financing activities
Amounts due from related parties	4,437	(4,437)
Amounts due to related parties	-	(300)
Increase in restricted cash	(27)	(16)
Dividend paid to non-controlling interest	-	-

Net cash flows generated from /(used in) financing activities	4,410	(4,753)

Net (decrease)/increase in cash and cash equivalents	(1,128,981)	812,558
Effect of foreign currency translation on cash and cash equivalents	4,721	1,314
Cash and cash equivalents - beginning of year	1,361,357	547,485

Cash and cash equivalents - end of year	237,097	1,361,357

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	562	456
Income taxes	7,740	42,985

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total
		$	$	$	$	$

Balance, December 31, 2010	21,400,000	21,400	1,793,596	(1,329)	(1,167,418)	646,249
Stock based compensation	-	-	-	-	-	-
Comprehensive income
Net Income	-	-	-	-	88,773	88,773
Foreign currency translation
Adjustments	-	-	-	930	-	930
Total comprehensive income	21,400,000	21,400	1,793,596	(399)	(1,078,645)	735,952

Reverse stock split	(19,260,000)	-	-	-	-	-

Balance, December 31, 2011	2,140,000	21,400	1,793,596	(399)	(1,078,645)	735,952

Balance, December 31, 2011	2,140,000	21,400	1,793,596	(399)	(1,078,645)	735,952
Comprehensive income
Net loss	-	-	-	-	(190,882)	(190,882)
Foreign currency translation
Adjustments	-	-	-	4,447	-	4,447

Balance, December 31, 2012	2,140,000	21,400	1,793,596	4,048	(1,269,527)	549,517

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $190,882 for the year ended December 31, 2012 and net profit $88,773 for the year ended December 31, 2011, it had an accumulated deficit of $1,269,527 and $1,078,645 as at December 31, 2012 and 2011.

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

The Group had experienced the bad debts of $nil and $21,781 during the year ended December 31, 2012 and 2011 respectively.

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

-Referral fee for travel booking services, and

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

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended	Year Ended
Dec 31, 2012	Dec 31, 2011
$8,638	$10,247

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

	Year ended	Year ended
	Dec 31, 2012	Dec 31, 2011
Year end HK$ : US$ exchange rate	7.750	7.766
Average yearly HK$ : US$ exchange rate	7.756	7.783

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2012 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

	Year Ended 31 Dec, 2012	Year Ended 31 Dec, 2011
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(190,882)	88,773

Denominator:
Basic weighted average shares	2,140,000	2,140,000*
Effect of dilutive securities	-	-

Diluted weighted average shares	2,140,000	2,140,000*

Basic earnings per share:	(8.92 cents)	4.15 cents*

Diluted earnings per share:	(8.92 cents)	4.15 cents*

*All the stock options were expired on March 31, 2011 without exercise, therefore basic earnings per share is equal to diluted earnings per share.

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

Recently issued accounting pronouncements (Continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,  Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

 BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Other operating income

	Year Ended	Year Ended
	Dec 31, 2012	Dec 31, 2011
	$	$

GDS commission income	10,868	5,793
Refund Write back	-	-
Management service income	19,520	32,962

	30,388	38,755

6.

Other non-operating income

	Year Ended	Year Ended
	Dec 31, 2012	Dec 31, 2011
	$	$

Gain on exchange	2,849	2,214
Interest income	44	22
Sundry income	11,523	7,436

	14,416	9,672

7.

Interest expenses

	Year Ended	Year Ended
	Dec 31, 2012	Dec 31, 2011
	$	$

Bank charges	1,184	1,229
Interest expense	561	456

	1,745	1,685

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8. Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2012 and 2011.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income before taxes for the year ended December 31, 2012 and 2011.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
	$	$

(Loss)/income before taxes	(124,114)	118,573

Computed tax benefit at Hong Kong
income tax rate	(13,066)	22,195
Valuation allowance adjustment	-	(14,117)
Unrecognized tax losses	34,790	-
Non-taxable items	(7)	(3)
Non-deductible expenses	13	73
Tax rebate	(2,837)	-
Others	514	963

	19,407	9,111

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2012 and 2011, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income owing to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns. However, the management believes that the Company can claim waiver on penalty owing to pass away of the major shareholders and ex-chairpersons. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2005/2006, 2006/2007, 2007/2008, 2008/2009, 2009/2010 and 2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9. Deposits, prepaid expenses and other receivables

	At December 31,
	2012	2011
	$	$

Security deposits to suppliers [1]	797,979	935,906
Prepayments and other receivables	73,074	17,240
Utility, rental and other deposits	37,739	33,339

	908,792	986,485

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.     Plant and equipment

	At December 31,
	2012	2011
	$	$
Cost
Furniture and fixtures	56,357	53,324
Office equipment	79,728	73,329

	136,085	126,653

Accumulated depreciation
Furniture and fixtures	46,542	37,162
Office equipment	63,147	54,702

	109,689	91,864

Net
Furniture and fixtures	9,815	16,162
Office equipment	16,581	18,627

	26,396	34,789

Depreciation expenses for the year ended December 31, 2012 are $20,230 (2011: $20,407).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11. Other payables and accrued liabilities

	At December 31,
	2012	2011
	$	$

Sale deposits received	-	223,930
Accrued expenses	177,777	136,983
Other payables	485,950	77,106

	663,727	438,019

12. Amount due from/(to) related party

Amount due from/(to) related party are as follows:

	At 31 December
	2012	2011
	$	$

Amount due from related party	-	4,437

Amount due to related party	-	-

At December 31, 2012 and 2011, the amount due from/(to) related party, represent advances from shareholder of the Group, are interest free, unsecured and have no fixed repayment terms.

Amounts due from/(to) related parties were $nil (2011: $4,437) and $nil (2011: $nil) including in accounts receivable and payable respectively which are trade in nature.

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

(Stated in US Dollars)

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2012	Dec 31, 2011
Company A	17%	20%
Company B	5%	6%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2012 and 2011 are as follows:

	Percentage of account receivable
	December 31
	2012	2011
Company A	10%	16%
Company B	2%	3%

16.

Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$25,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Group.  Total pension cost was $32,760 during year ended December 31, 2012 (2011: $31,504).

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

The effective date for certain aspects of ASC 820 was deferred and is currently being evaluated by The Group. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Group to fair value measurements prospectively beginning November 1, 2010. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2012 and 2011:

		Fair Value Measurements at reporting date using
	December 31, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,903	12,903	-	-
Cash and cash equivalents	237,097	237,097	-	-

		Fair Value Measurements at reporting date using
	December 31, 2011	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,877	12,877	-	-
Cash and cash equivalents	1,361,357	1,361,357	-	-

18.

  Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2012 to 2013, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2012 are as follows:

December 31	$

2013	117,610
Thereafter	69,391

187,001

Rental expenses for the year ended December 31, 2012 were $105,850 (2011: $96,703).

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

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2012	Year ended December 31, 2011
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(309,631)	(190,739)

		Management service income	(19,519)	(35,853)

		Purchase of air tickets and tour packages	30,617	41,882

		Account receivable	10,125	-

		Account payable	(1,014)	-

		Management service fee	92,831	-

		Interest paid	41	-

		Amount due From/(to)	-	4,437

HK Airlines HolidaysTravel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(754,646)	(1,032,937)

		Purchase	22,601	-

		Interest paid	106	14

		Account receivable	6,526	28,640

		Account payables	(523)	(7,772)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Related party transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2012	Year ended December 31, 2011
			$	$
H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	27,859	46,661
		Sale of air tickets and tour packages	(157,146)	(46,482)

		Account payables	-	(1,069)

		Account receivables	636	291

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

For management purposes, the Group is regarded as a single operating segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. Accordingly, no operating or geographical segment information is presented.

21.

Subsequent Events

The Company has evaluated all other subsequent events as of April 15, 2013 and determined that there were no other subsequent events or transactions that required recognition or disclosures in the financial statements except the following:

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oil Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming.  In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”).  In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders.  In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders.  OODI is a wholly-owned subsidiary of Baoshinn as of March 4, 2013.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2012:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	41	President, C.F.O., Director
Benny Kan (resigned on March 4, 2013)	48	C.E.O., Director
Mike Lam (resigned on March 4, 2013)	41	Director, Secretary

Mr. Sean Webster serve for one year terms or until their successors are elected or they are re-elected at the annual stockholders’ meeting. Mr. Benny Kan and Mr. Mike Lam have resigned all of their positions as on March 4, 2013. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.

Sean Webster has been the President and Chief Financial Officer of Baoshinn Corporation since March 25, 2008. Mr. Webster has been the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012 and also serves as its Chief Technology Officer and Principal Accounting Officer. Mr. Webster has been Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011. From January 1999 to April 1999, Mr. Webster served as an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. Since May, 1999 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc. until October 2008 (now called Macquarie Private Wealth). He served as Lead Broker for Grand Power Logistics Group Inc.'s (TSX-V:GPW) initial public offering in November 2004 on the TSX Venture Exchange. Mr. Webster graduated from the University of Calgary in 1996 with BA in Economics, and a minor in Management and Commerce.

Mr. Benny Kan, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan was the company CFO from March 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., and Bao Shinn Holidays Limited both subsidiaries of Baoshinn Corporation. Mr. Benny Kam resigned on March 4, 2013.

Mr. Mike Lam, Director and Secretary, and he has served as a director since March 31, 2006. Mr. Lam will hold these positions until he resigns or his successor is elected. Mr. Lam has over 10 years of experience in air cargo and logistics services. With his extensive knowledge on sales and pricing, he has developed relationships with local and overseas clients. Since May 2000, Mr. Lam has served as General Manager of Grand Power Express and, since May, 1997 he has served as General Manager of Grand Power Express Forwarders Co. Ltd., and Grand Power Express Tourism Col Ltd. (Macau). Mr. Lam was the general manager of Grand Power Express Tourism Co Ltd. in Macao prior to joining the Company. He has more than 15 years experience working in the Travel industry. Mr. Lam spent the past 3 years in Grand Power Express Tourism Co Ltd. Mr. Mike Lam resigned on March 4, 2013.

(b) Significant Employees.

As of the date hereof, we have no other significant employees.

(c) Family Relationships.

None

(d) Involvement in Certain Legal Proceedings.

None.

(e)  Subsequent Events.

As noted above, under the heading of “Subsequent Events” in the Management Discussion and Analysis section, on March 4, 2013, subsequent to the close of the Company’s fiscal year, the Company changed control and became the holding company for Olive Oil Direct International, Inc.  In connection with that transaction, Benny Kan and Mike Lam tendered their resignations as officers and directors of the Company.  As of the current date, Mr. Sean Webster serves as the sole officer and director of the Company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2012.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards		Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster	12 months ended December 31,2012	25,529	0	0	0	0	0	0	25,529
	12 months ended December 31,2011	14,846	0	0	0	0	0	0	14,846
Mike Lam (2)	12 months ended December 31,2012	0	0	0	0	0	0	0	0
	12 months ended December 31,2011	0	0	0	0	0	0	0	0
Benny Kan (2)	12 months ended December 31,2012	92,059	0	0	0	0	0	0	92,059
	12 months ended December 31,2011	71,093	0	0	0	0	0	0	71,093

                                                                                                                           Note:

      (1) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

                                                                                              (2) Mike Lam and Benny Kam both resigned from their director position and executive position as on March 4, 2013. Sean Webster will be the President, CFO and sole director.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

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

[1] Ricky Chiu beneficially owns 50% of this Company.

[2] Applicable percentage ownership is based on 2,140,000 shares of our common stock outstanding as of December 31, 2012. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2012, other than those described in Item 11 above.

(a) Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As discussed above under the heading “Subsequent Events”, on March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oil Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming.  In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”).  Consequently, a change in control has occurred and the securities ownership of the Company is much different than the year end ownership as set forth in the table above.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of our outstanding shares of common stock. The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2012	Year ended December 31, 2011
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	(309,631)	(190,739)

		Management service income	(19,519)	(35,853)

		Purchase of air tickets and tour packages	30,617	41,882

		Loan interest paid	10,125	-

		Amount due From/(to)	(1,014)	4,437

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2012	Year ended December 31, 2011
			$	$

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	(754,646)	(1,032,937)

		Interest paid	106	14

		Purchase of air tickets and tour packages	22,601	-

		Account receivable	6,526	28,640

		Account payables	(523)	(7,772)

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	27,859	46,661
		Ssale of air tickets and tour packages	(157,146)	(46,482)

		Account payables	-	(1,069)

		Account receivables	636	291

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Albert Wong & Co. is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by Albert Wong & Co. for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $24,615 and $25,697 for the year ended December 31, 2012 and 2011

Audit-Related Fees

The aggregate fees billed by Albert Wong & Co. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0or the year ended December 31, 2012.

Tax Fees

The aggregate fees billed by Albert Wong & Co. for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2012.

All Other Fees

The aggregate fees billed by Albert Wong & Co. for other products and services were $0 for the year ended December 31, 2012.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

>Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company‘s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2012.

32.1	Certification of the Company‘s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*Filed as an exhibit to the Company‘s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAOSHINN CORPORATION

Dated: April 15, 2013	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President/CFO/CEO/Secretary/Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title	Date

/s/ Sean Webster	President/CFO/CEO/Secretary/Director	April 15, 2013
Sean Webster