Form 10-K/A
period 2012-12-31
Baoshinn Corp
filed 2013-04-18
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No.1 to Form 10-K)

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

Operation

BSIE’s headquarters is located in Kowloon, Hong Kong. The office lease is for a term of six (6) years, and it commenced on January 1, 2004. On January 2, 2013 the lease was renewed for another 2 years, and that extension will expire on December 31, 2014. Bao Shinn Holidays Limited (“BSHL”), which is one of the Company’s subsidiaries (55% owned), is located in Central Hong Kong, and its office lease for a two (2) year term commencing on July 28, 2012.

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

To the Board of Directors and Stockholders of Baoshinn Corporation,

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

                                                                                              (2) Mike Lam and Benny Kan both resigned from their director position and executive position as on March 4, 2013. Sean Webster will be the President, CFO and sole director.

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

31.1

  Amended Certification of the Company‘s Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K/A for the year ended December 31, 2012.

31.2

   Amended Certification of the Company‘s Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K/A for the year ended December 31, 2012.

32.1	Amended Certification of the Company‘s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Amended Certification of the Company‘s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________________________

*Filed as an exhibit to the Company‘s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAOSHINN CORPORATION

Dated: April 18, 2013	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President/CFO/CEO/Secretary/Director

In accordance with the Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title	Date

/s/ Sean Webster	President/CFO/CEO/Secretary/Director	April 18, 2013
Sean Webster