Form 10-Q
period 2013-03-31
Baoshinn Corp
filed 2013-05-20
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant's telephone number : (852) 2815-1355
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

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

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)

4

Consolidated Balance Sheet (unaudited) at March 31, 2013 and at February 28, 2013

5

Consolidated Statement of Income (unaudited) for the three months ended March 31, 2012 and March 31, 2013 and

6

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2012 and March 31, 2013

7

Notes to Consolidated Financial Statements (interim)

9-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosure About Market Risks

25

Item 4. Controls and Procedures

25

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Mine Safety Disclosures

26

Item 5. Other Information

26

Item 6. Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and February 28, 2013

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Mar 31,	Feb 28,
	2013	2013
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	15,797	237
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	-	-
Amount due from related party – Note 8	-	-

Total Current Assets	15,797	237
Plant and equipment	-	-

TOTAL ASSETS	15,797	237

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,176	1,176
Other payables and accrued liabilities – Note 7	30,557	-
Due to related party – Note 8	13,045	13,045

Total current liabilities	44,778	14,221

TOTAL LIABILITIES	44,778	14,221

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2013 - US$0.01 (2012: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2013 – 2,140,000 shares (2012 – 400,000)*	21,400	400
Additional paid-in capital	731,151	-
Accumulated other comprehensive income	-	-
Accumulated deficit	(781,532)	(14,384)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(28,981)	(13,984)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-

ATTRIBUTBLE TO THE GROUP	(28,981)	(13,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,797	237

*The number of common stocks outstanding as at Feb 28, 2013 and Marc 31, 2013 are retrospective stated according to a result of a reverse stock split and reverse merger during year ended Mar 31, 2013.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

			Apr 15, 2011
	Three Months Ended 31 Mar, 2013	Three Months Ended 31 Mar, 2012	(Inception) Through 31 Mar, 2013
	$	$	$

Retail and Corporate revenue	-	-	-
Commission from travel booking services	-	-	-
Incentive commissions	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Depreciation	-	-	-
Administrative and other operating expenses	19,835	336	20,186

(Loss)/Income from operations	(19,835)	(336)	(21,806)
Interest expenses – Note 5	15	-	-

(Loss)/Income before income taxes	(19,850)	(336)	(20,186)

Income taxes - Note 6	-	-	-

Net (Loss)/Income	(19,850)	(336)	(20,186)
Non-controlling interest	-	-	-

Net Income (Loss) attributable to the Company	(19,850)	(336)	(20,186)

Earnings per share of common stock – Note 4
- Basic	(0.93) cents	(0.02) cents*	(0.94) cents*
- Diluted	(0.93) cents	(0.02) cents*	(0.94) cents*

Weighted average number of common stock – Note 4
- Basic	2,140,000	2,140,000*	2,140,000*
- Diluted	2,140,000	2,140,000*	2,140,000*

*As the number of common shares outstanding decreased as a result of a reverse stock split during year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Loss		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
March 31, 2012	---	---		---		---		(336)	(336)

Balance, March 31, 2012	400,000	$400		$0		$0		$(336)	$64

Balance, April 1, 2012	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	21,000		731,151		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)

Net loss for the year ended
March 31, 2013	---	---		---		---		(19,850)	(19,850)

Balance, March 31, 2013	2,140,000	$21,400		$731,151		$0		$(781,532)	$(28,981)

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended 31 Mar, 2013	Three Months Ended 31 Mar, 2012	Apr 15, 2011 (inception) Through 31 Mar, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(19,850)	(336)	(20,186)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	(9,195)	-	(9,195)
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	-	-
Accounts payable	1,176	-	1,176
Deferred revenue	-	-	-
Other payables and accrued liabilities	30,557	-	30,557
Income tax payable	-	-	-

Net cash flows generated from operating activities	2,688	(336)	2,352

Cash flows from investing activity

Acquisition of plant and equipment	-	-	-

Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from Issuance of common stock	-	400	400
Amounts due to related parties	13,045	-	13,045

Net cash flows generated from / (used in) financing activities	13,045	400	13,445

Net increase/(decrease) in cash and cash equivalents	15,733	-	15,797
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	64	-	-

Cash and cash equivalents - end of year	15,797	64	15,797

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	-	(15)
Income taxes	-	-	-

See notes to consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”) by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock. As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. BSIE owns 55% of Bao Shinn Holidays Limited (“BSHL”)

During the year ended March 31, 2009, Baoshinn Corporation and its subsidiaries (collectively referred to as the “Group”) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders. In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Baoshinn.

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries .

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

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

OODI is currently in the start-up phase of our business and are in the process of entering into arrangements and agreements to implement the current business plan which is to proceed with the initial development of the Company and to complete Phase I of the business plan which will provide us with a fully functional e-commerce site to sell product inventoried by Olive Oils and products marketed by Olive Oils which may also be affiliated with several other large well established Internet retailers.

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to March 31, 2013.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at March 31, 2013, at February 28, 2013 and for the period from April 15, 2011 (date of inception), to March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $14,384 for the period from April 15, 2011 (date of inception), to March 31, 2013. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others.  If we require additional cash and can’t raise it, we will either have to suspend operations until the cash is raised, or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to March 31, 2013.

The Company has limited operations and is considered to be in the development stage under ASC 915-15.  The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

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

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the concentrations of credit risk is no longer applicable in the current operation.

Concentrations of supplier risk

The Group relies on Thai Airways as its major supplier of air tickets and tour packages. If this supplier became unwilling to cooperate with the Group, the Group would have to find alternative resources, which could materially affect the Group’s ability to generate revenue and profitability.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the concentrations of supplier risk is no longer applicable in the current operation.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank guarantee deposit for the International Air Transport Association and are classified as restricted cash in the consolidated balance sheets.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the Company did not have any restricted cash in the current operation.

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

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer 1 order is placed under or upon customer return)(strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

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

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the prior revenue recognition models are no longer applicable in the current operation.

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

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the concentrations of credit risk is no longer applicable in the current operation.

Deferred revenue

The Group records deferred revenue when it receives payments in advance of the completion of delivery of travel services. Hence, revenue from retail and corporate travel service is deferred. Upon completion of delivery of travel services, the Group recognized this as sales in the consolidated statement of operations.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the prior deferred revenue is no longer applicable in the current operation.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (Continued)

Deferred cost

The Group adopted an identical policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the prior deferred cost is no longer applicable in the current operation.

Advertising expenses

Advertising expenses are charged to expense as incurred.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, no advertising expenses were incurred in the current operation.

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

	Three Months ended	Three Months ended
	Mar 31, 2013	Mar 31, 2012
Year end HK$ : US$ exchange rate	7.763	7.765
Average yearly HK$ : US$ exchange rate	7.756	7.759

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the prior foreign currency translation is not applicable in the current operation.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended 31 Mar, 2013	Three Months Ended 31 Mar, 2012
	$	$

Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(19,850)	(336)

Denominator:
Basic weighted average shares	2,140,000	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	2,140,000	2,140,000

Basic earnings per share:	(0.93) cents	(0.02) cents

Diluted earnings per share:	(0.93) cents	(0.02) cents

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

During three months ended March 31, 2013, the Group did not record stock-based compensation expense.

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

Recently issued accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Interest expenses

	Three Months Ended	Three Months Ended
	Mar 31, 2013	Mar 31, 2012
	$	$

Interest expense	15	-

	15	-

6.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company and its subsidiaries are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2012 and 2011. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, the Hong Kong income tax is no longer applicable in the current operation.

7.

Other payables and accrued liabilities

	Mar 31,	Feb 28
	2013	2013
	$	$

Sale deposits received	-	-
Accrued expenses	30,557	-
Other payables	-	-

	30,557	-

8.

Amount due to related party

Amount due to related party are as follows:

	March 31	February 28
	2013	2013
	$	$

Amount due to related party	13,045	13,045

As of March 31, 2013 and February 28, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2013 and February 28, 2013:

Fair Value Measurements at reporting date using
	March 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	15,797	15,797	-	-

Fair Value Measurements at reporting date using
	March 31, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	94	94	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

 Commitments and contingencies

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit, all prior commitments and contingencies are no longer applicable in the current operation.

11.

Spin-off

After March 4, 2013, the Company had spin-off the prior operation unit and merged with a new operation unit.

The balance of investment in prior operation unit before March 4, 2013 was $532,235. On March 4, 2013, the profits generated by the prior operation unit was $77,720. The total balance was $609,954. After spin-off, the

12.

Subsequent Events

The Company has evaluated all other subsequent events as of May 20, 2013 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

13.

Pro-forma condensed consolidated financial statements

The Pro-forma condensed consolidated balance sheet and consolidated statement of operation from January 1, 2013 to March 31, 2013 are as followings:

Baoshinn Corporation

Unaudited Pro-Forma Condensed Consolidated Balance Sheets

March 31, 2013

	Historical
	Olive Oils
	Direct
	International,	Baoshinn		Pro-Forma	Pro-Forma
	Inc.	Corporation		Adjustments	Combined
Assets
Current assets:
Cash and equivalents	$237	$15,560	$		$15,797
Accounts receivable	--	--			--
Deferred costs	--	--			--
Restricted cash	--	--			--
Deposits, prepaid and other receivables	--	--			--
Total current assets	237	15,560			15,797

Plant and equipment	--	-			--
Total assets	237	15,560			15,797

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	1,176	--			1,176
Deferred revenues	--	--			--
Other payable and accrual expense	--	30,557			30,557
Due to related party	13,045	--			13,045
Total current liabilities	14,221	30,557			44,778
Total liabilities

Stockholders' equity (deficit)
Common stock	400	21,400		(400)	21,400
Additional paid-in capital	--	731,151			731,151
Accumulated other comprehensive income	--	--			--
Accumulated deficit	(14,384)	(767,548)		400	(781,532)

Attributable to non-controlling interests	--	--		--	--
Total stockholders' equity (deficit)	(13,984)	(14,997)		--	(13,984)

Total liabilities and stockholders'
equity (deficit)	$237	$15,560		$--	$15,797

Baoshinn Corporation

Unaudited Pro-Forma Condensed Consolidated Statement of Operations

March 28, 2013

	Historical
	Olive Oils
	Direct
	International,	Baoshinn	Pro-Forma	Pro-Forma
	Inc.	Corporation	Adjustments	Combined

Revenues
Retail and corporate revenue	$--	$--	$--	$--
Commissions from travel booking services	--	--	--	--
Incentive commissions	--	--	--	--
Other Operating Income	--	--	--	--
Net sales	--	--	--	--

Cost of sales	--	--	--	--
Gross profit	--	--	--	--

Depreciation
Administrative and other operating expenses	14,033	5,802	--	19,835
Loss from operations	(14,033)	(5,802)	--	(19,835)

Other non-operating income	--	--	--	--
Interest expense	15	--	--	15
Loss before income taxes	(14,048)	(5,802)	--	(19,850)

Income taxes (benefit)	--	--	--
Net income	(14,048)	(5,802)	--	(19,850)
Non-controlling interest	--	--	--
Net income loss attributable to the company	$(14,048)	$(5,802)	$--	$(19,850)

Basic and diluted loss per share	$(0.66)	$(0.27)	$--	(0.93)

Weighted average common shares outstanding				2,140,000

Baoshinn Corporation

Notes to the Pro-Forma Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited pro-forma consolidated balance sheets as of February 31, 2013 and the unaudited pro-forma condensed statements of operations for the three months ended March 31, 2013 are based on the unaudited consolidated balance sheets of Olive Oils Direct International, Inc. (the Company) as of March 31, 2013 and Baoshinn Corporation as of March 31, 2013 and the audited statements of operations for the three months ended March 31, 2013 for Olive Oils Direct International, Inc. and for Baoshinn Corporation with pro-forma adjustments to give effect to the merger on March 4, 2013.

These statements were prepared based on accounting principles generally accepted in the United States. The use of estimates is required and actual results could differ from the estimates used. The Company believes the assumptions used provide a reasonable basis for presenting the significant effects

NOTE 2- REVERSE MERGER TRANSACTION

On November 28, 2012 Baoshinn Corporation (“Baoshinn”) entered into an Exchange Agreement (the “Exchange Agreement”) with Olive Oil Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. Under the terms of the Exchange Agreement, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) will transfer 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders will transfer all of the outstanding shares of common stock of OODI to Baoshinn, and they will pay $100,000.00 in cash to the Baoshinn Selling Shareholders. Simultaneously with the closing of the Exchange Transaction, Baoshinn will spin off its operating subsidiary, Hong Kong Holdings, Inc., to its then current shareholders. Upon completion of the proposed transactions, OODI will become the wholly-owned subsidiary of Baoshinn. The obligation to close the transaction under the terms of the Exchange Agreement is subject to the normal terms and conditions contained in such agreements.

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

The transaction was accounted for as a recapitalization and Baoshinn was deemed the acquirer for accounting purposes. The substance of the transaction is a capital transaction and will be accounted for as a reverse takeover.

NOTE 3 – PRO-FORMA ADJUSTMENTS TO BALANCE SHEETS AND STATEMENTS OF OPERATIONS

To reflect the merger of Olive Oil Direct International, Inc. and Baoshinn’s Corporation.

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

A.

Current Operating Results

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders. In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Baoshinn.

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

OODI is currently in the start-up phase of our business and are in the process of entering into arrangements and agreements to implement the current business plan which is to proceed with the initial development of the Company and to complete Phase I of the business plan which will provide us with a fully functional e-commerce site to sell product inventoried by Olive Oils and products marketed by Olive Oils which may also be affiliated with several other large well established Internet retailers.

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to March 31, 2013.

In the three months ended March 31, 2013 and 2012, we derived no revenues from our operation.

To reflect the merger of Olive Oil Direct International, Inc. and Baoshinn’s Corporation.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended March 31 2013	Three months Ended March 31, 2012
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-

Administrative and other operating expenses	(19,835)	(336)

Income/(Loss) from operations	(19,835)	(336)
Interest expenses – Note 7	(15)	-

Income/(Loss) before income taxes	(19,850)	(336)
Income taxes - Note 8	-	-

Net Income/(Loss)	(19,850)	(336)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(19,850)	(336)

Revenues

In the three months ended March 31, 2013 and 2012, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended March 31, 2013 and 2012, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended March 31, 2013 were $19,835, while the operating expenses for the three months ended March 31, 2012 were $336. Our operating expenses increased 590% attributed to our legal and professional expenses incurred.

Our interest expenses for the three months ended March 31, 2013 were $15, while the operating expenses for the three months ended March 31, 2012 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended March 31, 2013 were $19,850; while the attributed loss for the three months ended March 31, 2012 were $336. Our attributed loss increased 591% owing to our legal and professional expenses and interest expense incurred.

To reflect the merger of Olive Oil Direct International, Inc. and Baoshinn’s Corporation.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $19,850 and 336 for the three months ended March 31, 2013 and 2012; and a net loss since inception of $20,186. On March 31, 2012 and 2013 we had cash on hand of $94 and $237. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Three Months Ended Mar 31, 2013		For Three Months Ended Mar 31, 2012
	(unaudited)	(unaudited)
	$	$

Net cash flows generated from/( used in) operating activities	2,688	(336)

Net cash flows (used in)/provided by investing activities	-	-

Net cash flows provided by/(used in) financing activities	13,045	400

Net increase/(decrease) in cash and cash equivalents	15,733	94
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	94	-

Cash and cash equivalents - end of period	15,797	94

Operating Activities

Net cash generated in operating activities was $2,688 for the three months ended March 31, 2013 as compared to net cash used in operating activities of $336 for the three months ended March 31, 2012. The increase in cash generated during the three months ended March 31, 2013 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees. The increase in cash used during the three months ended March 31, 2012 is mainly due to the net loss from operation.

Investing Activities

No investment activities had generated or used any cash.

Financing Activities

Net cash provided by financing activities was $13,045 and $400 for the three months ended March 31, 2013 and 2012. This reflected an advance from related parties as of March 31, 2013 during the three months ended March 31 2013, as compared to $400 net cash generated from issuance of common stock during the three months ended March 31, 2012.

As of March 31, 2013, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

C.  Off-Balance Sheet Arrangements.

The Company has no off-balance sheet obligations or guarantees and has not used special purpose entities for any transactions.

D.  Contractual Obligations.

The Company has no contractual obligations in debt, lease, purchases or any other arrangements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

Dated: May 20, 2013

BAOSHINN CORPORATON

By: /s/ Sean Webster

Name: Sean Webster

Title: President/CFO/CEO/Secretary/Director