Form 10-Q/A
period 2013-03-31
Baoshinn Corp
filed 2013-05-22
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Dated: May 22, 2013

BAOSHINN CORPORATON

By: /s/ Sean Webster

Name: Sean Webster

Title: President/CFO/CEO/Secretary/Director