Form 10-Q
period 2013-06-30
Baoshinn Corp
filed 2013-08-19
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock, $0.0001 par value per share

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2013, the Company had 18,840,000 shares of common stock outstanding.

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)

4

Consolidated Balance Sheet (unaudited) at March 31, 2013 and at February 28, 2013

4

Consolidated Statement of Income (unaudited) for the three months ended March 31, 2012 and March 31, 2013 and

5

Consolidated Statement of Stockholders' Defict and Comprehensive Income (unaudited)

as of March 31, 2013

6

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2012 and March 31, 2013

7

Notes to Consolidated Financial Statements (interim)

8-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3. Quantitative and Qualitative Disclosure About Market Risks

25

Item 4. Controls and Procedures

25

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

25

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Mine Safety Disclosures

26

Item 5. Other Information

26

Item 6. Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the June Months Ended June 30, 2013 and February 28, 2013

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Jun 30,	Feb 28,
	2013	2013
	(Unaudited) $	(Audited) $
ASSETS
Current Assets
Cash and cash equivalents	199	237
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	75,000	-
Amount due from related party – Note 8	-	-

Total Current Assets	75,199	237
Plant and equipment	-	-

TOTAL ASSETS	75,199	237

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	6,154	1,176
Other payables and accrued liabilities – Note 7	49,222	-
Due to related party – Note 8	33,448	13,045

Total current liabilities	88,824	14,221

TOTAL LIABILITIES	88,824	14,221

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2013 - US$0.0001 (2012: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2013 – 18,840,000 shares (2012 – 400,000)*	1,884	400
Additional paid-in capital	834,167	-
Accumulated other comprehensive income	-	-
Accumulated deficit	(849,676)	(14,384)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(13,625)	(13,984)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-

ATTRIBUTBLE TO THE GROUP	(13,625)	(13,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	75,199	237

*The number of common stocks outstanding as at Feb 28, 2013 is retrospective stated according to a result of a reverse merger during the six months ended June 30, 2013.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	Three Months Ended Jun 30, 2013	Three Months Ended Jun 30, 2012	Six Months Ended Jun 30, 2013	Six Months Ended Jun 30, 2012	Apr 15, 2011 (Inception) Through 31 Mar, 2013
	$	$	$	$	$

Retail and Corporate revenue	-	-	-	-	-
Commission from travel booking services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income – Note 5	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	68,144	-	87,979	336	88,315

(Loss)/Income from operations	(68,144)	-	(87,979)	(336)	(88,315)
Interest expenses – Note 5	-	-	15	-	15

(Loss)/Income before income taxes	(68,144)	-	(87,994)	(336)	(88,330)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(68,144)	-	(87,994)	(336)	(88,330)
Non-controlling interest	-	-	-	-	-
	__________	____________	___________	____________	________________
Net Income (Loss) attributable to the Company	(68,144)	-	(87,994)	(336)	(88,330)

Earnings per share of common stock – Note 4
- Basic	(0.88) cents	(0.00) cents*	(1.77) cents	(0.02) cents*	(2.68) cents*
- Diluted	(0.88) cents	(0.00) cents*	(1.77) cents	(0.02) cents*	(2.68) cents*

Weighted average number of common stock – Note 4
- Basic	7,772,967	2,140,000*	4,972,044	2,140,000*	3,299,729*
- Diluted	7,772,967	2,140,000*	4,972,044	2,140,000*	3,299,729*

*As the number of common shares outstanding increased as a result of a reverse merger during the six months ended June 30, 2013,  the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

Accumulated
Common stock		Additional	Other	deficit during the	Total
Shares	Amount	paid-in	Comprehensive	development	stockholders'
outstanding		capital	Loss	stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
December 31, 2012	---	---		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400		$0		$0		$(336)	$64

Balance, January 1, 2013	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	(186)		752,337		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)

Issued shares	16,700,000	$1,670		$81,830	$	---	$	---	$83,500

Net loss for the year ended June 30, 2013	---	---		---		---		(87,994)	(87,994)

Balance,
June 30, 2012	18,840,000	$1,884		$834,167	$	---		$(849,676)	$(13,625)

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended Jun 30, 2013	Six Months Ended Jun 30, 2012	Apr 15, 2011 (inception) Through Jun 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(87,994)	(336)	(88,330)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	(9,195)	-	(9,195)
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	(75,000)	-	(75,000)
Accounts payable	6,154	-	6,154
Deferred revenue	-	-	-
Other payables and accrued liabilities	49,222	-	49,372
Due to non-related parties	-	-	-
Income tax payable	-	-	-

Net Cash flows generated from operating activities	(116,813)	(336)	(117,149)

Cash flows from investing activity

Acquisition of plant and equipment	-	-	-

Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from Issuance of common stock	83,500	400	83,900
Amounts due to related parties	33,448	-	33,448

Net cash flows generated from / (used in) financing activities	116,948	400	117,348

Net increase/(decrease) in cash and cash equivalents	135	64	199
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	64	-	-

Cash and cash equivalents - end of year	199	64	199

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	-	(15)
Income taxes	-	-	-

See notes to consolidated financial statements.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.  Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”) by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock. As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. BSIE owns 55% of Bao Shinn Holidays Limited (“BSHL”)

During the year ended March 31, 2009, Baoshinn Corporation and its subsidiaries (collectively referred to as the “Group”) issued 2,400,000 restricted common shares of $.0001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders. In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Baoshinn.

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

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock.  These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

All sales were made outside of the United States.  Securities issued by the Company in these transaction are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act.  These transactions did not involve any public offering of securities.  Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision.  The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they are aware that the securities are not registered under the Securities Act.  The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

All purchasers’ represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution.  A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

On June 3, 2013 the Registrant completed an offering of 1,700,000 shares of the common stock.  These shares were sold to a shareholder for a total consideration of $8,500.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

2.  Description of business

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to June 30, 2013.

On April 23, 2013, Baoshinn incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited.

Syndicore Asia Limited is an online media company that syndicates professional sports video highlights to major EMEA, North and South American news organizations from China.

3.  Going concern

The financial statements at June 30, 2013, at February 28, 2013 and for the period from April 15, 2011 (date of inception), to June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $88,330 for the period from April 15, 2011 (date of inception), to June 30, 2013. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4.  Summary of significant accounting policies

Basis of presentation and consolidation

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period from April 15, 2011 (date of inception) to June 30, 2013.

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

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the concentrations of credit risk is no longer applicable in the current operation.

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

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the concentrations of supplier risk is no longer applicable in the current operation.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Certain cash balances are held as security for short-term bank guarantee deposit for the International Air Transport Association and are classified as restricted cash in the consolidated balance sheets.

After March 4, 2013, the Company had spun-off the prior operation unit merged with a new operation unit, and setup another subsidiary. The Company did not have any restricted cash in the current operation.

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

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the prior revenue recognition models for retail and corporate travel service, referral fee for travel booking services and incentive commission from travel suppliers no longer applicable in the current operation.

Deferred revenue

The Group records deferred revenue when it receives payments in advance of the completion of delivery of travel services. Hence, revenue from retail and corporate travel service is deferred. Upon completion of delivery of travel services, the Group recognized this as sales in the consolidated statement of operations.

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the prior deferred revenue is no longer applicable in the current operation.

Deferred Cost

The Group adopted an identical policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the prior deferred cost is no longer applicable in the current operation.

Advertising Expenses

Advertising expenses are charged to expense as incurred.

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, no advertising expenses were incurred in the current operation.

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

	Six Months ended	Six Months ended
	Jun 30, 2013	Jun 30, 2012
Year end HK$ : US$ exchange rate	7.8	N/A
Average yearly HK$ : US$ exchange rate	7.8	N/A

After March 4, 2013, the Company had spun-off the prior operation unit. The current consolidated financial statement is presented in United States Dollars (USD).  The functional currencies of the Company’s operating business based in USA and Hong Kong are the United States Dollar (USD) and Hong Kong Dollar (HKD) respectively.  Part of the financial statement in the consolidated financial statements are translated into USD from HKD with a rate of USD1.00-HKD7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HKD and USD monetary policy.

Fair value of financial instruments

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock.”

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended Jun 30, 2013	Six Months Ended Jun 30, 2012
	$	$

Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(87,994)	(336)

Denominator:
Basic weighted average shares	4,972,044	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	4,972,044	2,140,000

Basic earnings per share:	(1.77) cents	(0.02) cents

Diluted earnings per share:	(1.77) cents	(0.02) cents

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

During six months ended June 30, 2013, the Group did not record stock-based compensation expense.

During six months ended June 30, 2012, the Group did not record stock-based compensation expense.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.  Interest Expenses

	Six Months Ended	Six Months Ended
	Jun 30 , 2013	Jun 30, 2012
	$	$

Interest expense	15	-

	15	-

6.  Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company and its subsidiaries are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2013 and 2012. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the Hong Kong income tax is no longer applicable in the current operation. The other newly set-up Hong Kong subsidiary is not required to file corporate income tax returns until March 2014.

7.  Other Payables and Accrued Liabilities

	Jun 30,	Feb 28
	2013	2013
	$	$

Sale deposits received	-	-
Accrued expenses	49,222	-
Other payables	-	-

	49,222	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.  Amount Due to Related Party

Amount due to related party are as follows:

	June 30,	Feb 28
	2013	2013
	$	$

Amount due to related party	33,448	13,045

As of June 30, 2013 and February 28, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.  Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2013 and February 28, 2013:

Fair Value Measurements at reporting date using
	June 30, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	199	199	-	-

Fair Value Measurements at reporting date using
	June 30, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	64	64	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.   Commitments and Contingencies

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, all prior commitments and contingencies are no longer applicable in the current operation.

11.  Spin-off

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit.

The balance of investment in prior operation unit before March 4, 2013 was $532,235. On March 4, 2013, the profits generated by the prior operation unit were $77,720. The total balance was $609,954. After spun-off, this operation unit was split from the Company to prior shareholders.  The Company will present the acquire financial statements by retroactive restating the prior year balance sheet, statement of operation, statement of shareholders’ equity and the statement of cash flow.

12.  Subsequent Events

The Company has evaluated all other subsequent events as of August 20, 2013 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

OODI is in the start-up phase of our business and are in the process of entering into arrangements and agreements to implement the current business plan which is to proceed with the initial development of the Company and to complete Phase I of the business plan which will provide us with a fully functional e-commerce site to sell product inventoried by Olive Oils and products marketed by Olive Oils which may also be affiliated with several other large well established Internet retailers.

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to June 30, 2013.

Syndicore Asia Limited is an online media company that syndicates professional sports video highlights to major EMEA, North and South American news organizations from China.

Syndicore Asia Limited is also in the start-up phase of our business and is in the process of entering into arrangements and agreements to implement the current business plan.

It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 23, 2013 to June 30, 2013.

In the six months ended June 30, 2013 and 2012, we derived no revenues from our operation. The summary results of operation are listed below:

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

 The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30 2013	Six months Ended June 30, 2012
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-

Administrative and other operating expenses	(87,979)	(336)

Income/(Loss) from operations	(87,979)	(336)
Interest expenses – Note 7	(15)	-

Income/(Loss) before income taxes	(87,994)	(336)
Income taxes - Note 8	-	-

Net Income/(Loss)	(87,994)	(336)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(87,994)	(336)

Revenues

In the six months ended June 30, 2013 and 2012, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the six months ended June 30, 2013 and 2012, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the six months ended June 30, 2013 were $87,979, while the operating expenses for the six months ended June 30, 2012 were $336. Our operating expenses increased 26,084% attributed to our legal and professional expenses incurred.

Our interest expenses for the six months ended June 30, 2013 were $15, while the operating expenses for the six months ended June 30, 2012 were $0. The interest expenses were immaterial.

Total attributed loss for the six months ended June 30, 2013 were $87,994; while the attributed loss for the six months ended June 30, 2012 were $336. Our attributed loss increased 26,089% owing to our legal and professional expenses and interest expense incurred.

B.  Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $87,994 and 336 for the six months ended June 30, 2013 and 2012; and a net loss since inception of $88,330. On June 30, 2012 and 2013 we had cash on hand of $199 and $64. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Six Months Ended Jun 30, 2013		For Six Months Ended Jun 30, 2012
	(unaudited)	(unaudited)
	$	$

Net cash flows generated from/ (used in) operating activities	(116,813)	(336)

Net cash flows (used in)/provided by investing activities	---	---

Net cash flows provided by/(used in) financing activities	116,948	400

Net increase/(decrease) in cash and cash equivalents	135	64
Effect of foreign currency translation	---	---
Cash and cash equivalents - beginning of year	64	---

Cash and cash equivalents - end of period	199	64

Operating Activities

Net cash used in operating activities was $116,813 for the six months ended June 30, 2013 as compared to net cash used in operating activities of $336 for the six months ended June 30, 2012. The increase in cash used during the six months ended June 30, 2013 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees. The increase in cash used during the six months ended June 30, 2012 is mainly due to the net loss from operation.

Investing Activities

No investment activities had generated or used any cash.

Financing Activities

Net cash provided by financing activities was $116,948 and $400 for the six months ended June 30, 2013 and 2012. This reflected an advance of $33,448 from related parties and $83,500 net cash proceeds from issuance of common stock as of and during the six months ended June 30 2013, as compared to $400 net cash generated from issuance of common stock during the six months ended June 30, 2012.

As of June 30, 2013, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

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

Dated: August 19, 2013

BAOSHINN CORPORATON

By: /s/ Sean Webster

Name: Sean Webster

Title: President/CFO/CEO/Secretary/Director