Form 10-Q
period 2013-09-30
Baoshinn Corp
filed 2013-11-19
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Unit 1010 Miarmar Tower,

132 Nathan Road, Tsimshatsui

Kowloon, Hong Kong N/A

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (852) 5984 7571
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

APPLICABLE ONLY TO ISSUERS INVOLVED INBANKRUPTCY PROCEEDINGS DURING THEPRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2013, the Company had 21,390,000 shares of common stock outstanding.

BAOSHINN CORPORATION

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I
Item 1.	Financial Statements	4
.	Consolidated Balance Sheet (unaudited) at September 30, 2013 and at February 28, 2013	5
	Consolidated Statement of Income (unaudited) for the nine months ended September 30, 2012 and September 30, 2013 and Consolidated Statement of Stockholders’ Deficit and ComprehensiveIncome (unaudited) as of September 30, 2013	6
.	Consolidate Statment of Stockholders' Deficit and Comprehnsive Income	7
	Consolidated Statement of Cash Fows (unaudited) for the nine months ended September 30, 2012 and September 30, 2013	8
	Notes to Consolidated Financial Statements (interim)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28
PART II
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mining Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
	Signatures	29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 Baoshinn Corporation

Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and February 28, 2013

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Sept 30,	Feb 28,
	2013	2013
	(Unaudited) $	(Audited) $
ASSETS
Current Assets
Cash and cash equivalents	231	237
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	75,000	-
Amount due from related party – Note 8	-	-

Total Current Assets	75,231	237
Plant and equipment	-	-

TOTAL ASSETS	75,231	237

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	1,904	1,176
Other payables and accrued liabilities – Note 7	62,043	-
Due to related party – Note 8	50,115	13,045

Total current liabilities	114,062	14,221

TOTAL LIABILITIES	114,062	14,221

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2013 - US$0.0001 (2012: US$0.01)
Authorized: 2012 – 30Authorized : 2012 - 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2013 – 21,390,000 shares (2012 – 400,000)*	2,139	400
Additional paid-in capital	846,662	-
Accumulated other comprehensive income	-	-
Accumulated deficit	(887,632)	(14,384)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(38,831)	(13,984)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-

ATTRIBUTBLE TO THE GROUP	(38,831)	(13,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	75,231	237

*The number of common stocks outstanding as at Feb 28, 2013 is retrospective stated according to a result of a reverse merger during the nine months ended September 30, 2013.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012	Apr 15, 2011 (Inception) Through 30 Sept, 2013
	$	$	$	$	$

Retail and Corporate revenue	-	-	-	-	-
CoCommission from travel booking services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income – Note 5	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	37,956	-	125,935	336	126,271

(Loss)/Income from operations	(37,956)	-	(125,935)	(336)	(126,271)
Interest expenses – Note 5	-	-	15	-	15

(Loss)/Income before income taxes	(37,956)	-	(125,950)	(336)	(126,286)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(37,956)	-	(125,950)	(336)	(126,286)
Non-controlling interest	-	-	-	-	-
	__________	____________	___________	____________	________________
Net Income (Loss) attributable to the Company	(37,956)	-	(125,950)	(336)	(126,286)

Earnings per share of common stock – Note 4
- Basic	(0.18) cents	(0.00) cents*	(1.33) cents	(0.02) cents*	(2.20) cents*
- Diluted	(0.18) cents	(0.00) cents*	(1.33) cents	(0.02) cents*	(2.20) cents*

Weighted average number of common stock – Note 4
- Basic	20,935,070	2,140,000*	9,469,563	2,140,000*	5,740,487*
- Diluted	20,935,070	2,140,000*	9,469,563	2,140,000*	5,740,487*

*As the number of common shares outstanding increased as a result of a reverse merger during the nine months ended September 30, 2013, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			Capital		Loss		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
December 31, 2012	---	---		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400		$0		$0		$(336)	$64

Balance, January 1, 2013	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	(186)		752,337		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)

Issued shares	19,250,000	$1,925		$94,325	$	---	$	---	$96,250

Net loss for the year ended September 30, 2013	---	---		---		---		(125,950)	(125,950)

Balance,

Sept 30, 2013	21,390,000	$2,139	$846,662	$	---	$(887,632)	$(38,831)

;See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012	Apr 15, 2011 (inception) Through Sept 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(125,950)	(336)	(126,286)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	(9,195)	-	(9,195)
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	(75,000)	-	(75,000)
Accounts payable	1,904	-	1,904
Deferred revenue	-	-	-
Other payables and accrued liabilities	62,043	-	62,043
Due to non-related parties	-	-	-
Income tax payable	-	-	-

Net Net Cash flows generated from operating activities	(146,198)	(336)	(146,534)
Cash flows from investing activity

Acquisition of plant and equipment	-	-	-

Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from issuance of common stock	96,250	400	96,650
Amounts due to related parties	50,115	-	50,115

Net cash flows generated from / (used in) financing activities	146,365	400	146,765

Net increase/(decrease) in cash and cash equivalents	167	64	231

Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	64	-	-

Cash and cash equivalents - end of year	231	64	231

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	-	(15)
Income taxes	-	-	-

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

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries.

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock.  These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

All sales were made outside of the United States.  Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act.  These transactions did not involve any public offering of securities.  Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision.  The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they are aware that the securities are not registered under the Securities Act.  The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration.

Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information(Continued)

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

On July 2, 2013 the Registrant completed an offering of 850,000 shares of the common stock.  These shares were sold to a shareholder for a total consideration of $4,250.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

On August 5, 2013 the Registrant completed an offering of 850,000 shares of the common stock.  These shares were sold to a shareholder for a total consideration of $4,250.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

On September 6, 2013 the Registrant completed an offering of 850,000 shares of the common stock.  These shares were sold to a shareholder for a total consideration of $4,250.  These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

2.

Description of business

BSIE, a wholly-owned subsidiary of the Group, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airline including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines and China Eastern Airlines that provides travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services. However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies. BSHL offers extended travel services primarily focused on corporate clients in Hong Kong and mainland China.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to September 30, 2013.

On April 23, 2013, Baoshinn incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited.

Syndicore Asia Limited is a online media company that syndicates professional sports video highlights to major EMEA, North and South American news organizations from China.

3.

Going concern

The financial statements at September 30, 2013, at February 28, 2013 and for the period from April 15, 2011 (date of inception), to September 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $126,286 for the period from April 15, 2011 (date of inception), to September 30, 2013. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period from April 15, 2011 (date of inception) to September 30, 2013.

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

-Retail and corporate travel service revenues.

-Referral fee for travel booking services, and

-Incentive commission from travel suppliers.

Retail and corporate travel service revenues

Revenues from retail and corporate travel services and recognized when the travel service provided by the Group is completely delivered. The Group presents revenue from such transactions on a gross basis in the consolidated statements of operations, as the Group acts as a principal, assumes inventory and credit risks, and has primary obligations to the airlines or hotels for cancelled air tickets, packaged tour products or hotel reservations. The Group also has latitude in determining the ticket prices. The Group changes the product by combining air ticket and hotel accommodations with local car transportation and other ancillary services to make it a holiday package of business travel solution for customers.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4. Summary of significant accounting policies (Continued)

Referral fee for travel booking services

The Group receives referral fee from travel product providers for booking travel services through the Group. The itinerary and product price are generally fixed by the travel product providers and the Group books the travel services on behalf of the customers. Referral fees from travel booking services rendered are recognized as commissions after the services are rendered and collection are reasonably assured. The Group presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Group acts as an agent, does not assume any inventory and credit risks, has no obligations for cancelled airline or hotel ticket reservations, and does not have latitude in determining the services prices.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended 30 September, 2013. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

 BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4. Summary of significant accounting policies (Continued)

	Nine Months ended	Nine Months ended
	Sept 30, 2013	Sept 30, 2012
Year end HK$ : US$ exchange rate	7.8	N/A
Average yearly HK$ : US$ exchange rate	7.8	N/A

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

The calculation of diluted weighted average common shares outstanding for nine months ended Sept 30, 2013 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

4. Summary of significant accounting policies (Continued)

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012
	$	$

Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(125,950)	(336)

Denominator:
Basic weighted average shares	9,469,563	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	9,469,563	2,140,000

Basic earnings per share:	(1.33) cents	(0.02) cents

Diluted earnings per share:	(1.33) cents	(0.02) cents

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

During nine months ended September 30, 2013, the Group did not record stock-based compensation expense.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.   Summary of significant accounting policies (Continued)

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

	Nine Months Ended	Nine Months Ended
	Sept 30 , 2013	Sept 30, 2012
	$	$

Interest expense	15	-

	15	-

6. Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company and its subsidiaries are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2012 and 2011.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2013 and 2012. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the Hong Kong income tax is no longer applicable in the current operation. The other newly set-up Hong Kong subsidiary is not required to file corporate income tax returns until March 2014.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7. Other payables and accrued liabilities

	Sept 30,	Feb 28
	2013	2013
	$	$

Sale deposits received	-	-
Accrued expenses	62,043	-
Other payables	-	-

	62,043	-

8. Amount due to related party:

Amount due to related party are as follows:

Amount due to related party are as follows:mount

	Sept 30,	Feb 28
	2013	2013
	$	$

Amount due to related party	50,115	13,045

As of September 30, 2013 and February 28, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2013 and February 28, 2013:

Fair Value Measurements at reporting date using
	Sept 30, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	231	231	-	-

Fair Value Measurements at reporting date using
	Sept 30, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-

Cash and cash equivalents	64	64	-	-

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

12.  Subsequent Events

The Company has evaluated all other subsequent events as of November 14, 2013 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

OODI is a development-stage companies that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to September 30, 2013.

Syndicore Asia Limited is an online media company that syndicates professional sports video highlights to major EMEA, North and South American news organizations from China.

Syndicore Asia Limited is also in the start-up phase of our business and is in the process of entering into arrangements and agreements to implement the current business plan.

It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 23, 2013 to September 30, 2013.

In the nine months ended June 30, 2013 and 2012, we derived no revenues from our operation. The summary results of operation are listed below:

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended Sept 30 2013	Nine months Ended Sept 30, 2012
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-

Administrative and other operating expenses	(125,935)	(336)

Income/(Loss) from operations	(125,935)	(336)
Interest expenses – Note 7	(15)	-

Income/(Loss) before income taxes	(125,950)	(336)
Income taxes - Note 8	-	-

Net Income/(Loss)	(125,950)	(336)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(125,950)	(336)

Revenues

In the nine months ended September 30, 2013 and 2012, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2013 and 2012, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the nine months ended September 30, 2013 were $125,935, while the operating expenses for the nine months ended September 30, 2012 were $336. Our operating expenses increased 37,381% attributed to our legal and professional expenses incurred.

Our interest expenses for the nine months ended September 30, 2013 were $15, while the operating expenses for the nine months ended September 30, 2012 were $0. The interest expenses were immaterial.

Total attributed loss for the nine months ended September 30, 2013 were $126,271; while the attributed loss for the nine months ended September 30, 2012 were $336. Our attributed loss increased 37,481% owing to our legal and professional expenses and interest expense incurred.

B.

 Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $125,950 and 336 for the nine months ended September 30, 2013 and 2012; and a net loss since inception of $126,286. On September 30, 2012 and 2013 we had cash on hand of $231 and $64. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Nine Months Ended Sept 30, 2013		For Nine Months Ended Sept 30, 2012
	(unaudited)	(unaudited)
	$	$

Net cash flows generated from/( used in) operating activities	(146,198)	(336)

Net cash flows (used in)/provided by investing activities	---	---

Net cash flows provided by/(used in) financing activities	146,366	400

Net increase/(decrease) in cash and cash equivalents	167	64
Effect of foreign currency translation	---	---
Cash and cash equivalents - beginning of year	64	---

Cash and cash equivalents - end of period	231	64

Operating Activities

Net cash used in operating activities was $146,198 for the nine months ended September 30, 2013 as compared to net cash used in operating activities of $336 for the nine months ended September 30, 2012. The increase in cash used during the nine months ended September 30, 2013 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees. The increase in cash used during the nine months ended September 30, 2012 is mainly due to the net loss from operation.

Investing Activities

No investment activities had generated or used any cash.

 Financing Activities

Net cash provided by financing activities was $146,366 and $400 for the nine months ended September 30, 2013 and 2012. This reflected an advance of $50,116 from related parties and $96,250 net cash proceeds from issuance of common stock as of and during the nine months ended September 30 2013, as compared to $400 net cash generated from issuance of common stock during the nine months ended September 30, 2012.

As of September 30, 2013, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

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

Dated:  November 19, 2013

BAOSHINN CORPORATON

By: /s/ Sean Webster

Name: Sean Webster

Title: President/CFO/CEO/Secretary/Director