Form 10-K
period 2013-12-31
Baoshinn Corp
filed 2014-04-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to __________________

Commission File Number 333-134991

_______________________________________________

BAOSHINN CORPORATION

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	20-3486523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Unit 1010 Miramar Tower, 132 Nathan Road,
Tsimshatsui, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(zip code)
Registrant‘s telephone number, including area code: (852) 5984 7571

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

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

*Average of bid and ask closing prices on June 30, 2011 (Was 0.02 for June 30, 2013)

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

18,025,003 common shares issued and outstanding as of December 31, 2013

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding immediately prior to that date, the “Old Common Stock” were automatically and without any action on the part of the shareholders, reclassified and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”, with a par value $.0001 per share.

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders. In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Baoshinn.

The transaction was accounted for as a “reverse merger”, since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders’ equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries.

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2013.

On April 23, 2013 Baoshinn incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited.

Syndicore Asia Limited (“SAL”) is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

On April 1, 2013, the Board of Directors resolved to pay an officer for a monthly service fee of US$4,250. The fee has been raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

On November 15, 2013 we forfeited and canceled 3,365,000 shares common stock which was subscribed by Four (4) shareholders on May 31, 2013. However, they did not fulfill their payment obligation on the shares that were valued at $16,825 according to the subscription term. The Company forfeited and canceled such 3,365,000 common shares.

On December 15, 2013, Baoshinn Corporation (“Baoshinn”), through its wholly-owned subsidiary Syndicore Asia Limited, a Hong Kong Company (“SAL”), entered into a Distribution Agreement (the “Distribution Agreement”) with SendtoNews Video, Inc., a British Columbia company (“STN”). Under the terms of the Distribution Agreement, SAL was granted an exclusive license to use, modify, edit, reproduce, distribute, feed, store, communicate, display, and transmit STN’s content in the Asia Pacific Territory (the “Content”). STN is the content provider for various worldwide sporting events. STN would also provide on-going assistance to SAL with regard to technical, administrative, and service-orientated issues relating to the delivery, utilization, transmission, storage and maintenance of the Content.

Subsequently, on January 20, 2014, the parties entered into a revised Distribution Agreement whereby STN has agreed to provide SAL transferrable rights for the use, reproduction, storage, display, and transmission of certain content subject to pre-approval in writing from STN. In addition, the revised Distribution Agreement includes changes to the revenue sharing terms, and adds a share of advertising revenue directly resulting from aggregated content by SAL within the territory.

Syndicore Asia Limited will strive to become a leading digital content provider for the Asia Pacific region, capitalizing on an explosively growing market with local, regional and national content that was previously unavailable. This is a new and exciting market, and offers unparalleled opportunities for expansion and rapid growth. Syndicore Asia Limited will also be the exclusive Asian partner and distributor for SendtoNews. There is no assurance, however, that Syndicore will be successful in their efforts.

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region, includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with ame highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we plan to create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a News industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

•

Digital Ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

•

The increase in worldwide digital Ad spend is led by the Asia-Pacific region and specifically China.

•

In 2013, China accounted for nearly 4 in every 10 digital Ad dollars spent in the Asia-Pacific region. (Infographic)

•

China is estimated to reach 33% of the world’s total Ad spend by 2017. (Infographic)

Online Video Overview for 2013:

•

Watching online videos is now a mainstream activity. 78% of people watch at least once a week and 55% watch everyday

•

Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click though to the brand’s website (Econsultancy)

•

80% of Internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association)

•

Video promotion is over 6 times more effective than print and online (b2bmarketing.net)

•

Dr. James McQuivey of Forrester Research says a minute of video is worth 1.8 million words

•

81% of senior marketing executives now use online video content in their marketing programs, up from 70% in 2011 (MarketingProfs)

•

Cisco expects video to account for 57% of consumer internet traffic by 2015, nearly four times as much as regular web browsing and email

•

90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco)

Management believes that SAL’s customers will be willing to pay a “premium CPM” because:

•

The ability to sponsor exclusive, highly sought-after short form sports video content

•

Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

•

Premium positioning

•

Unprecedented transparency and near real-time performance metrics to evaluate their investment

•

Securing sponsorships with sports related enterprises

•

Stronger control over distribution to help target intended audience.

We currently have a Mobile App in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive Mobile App for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile is increasing, and for example, currently 30% of South China Morning Post’s traffic comes from Smartphones and it is expected that that number will reach 40% in 2014. (www.inma.org).

In addition we also plan to use our website platform and mobile application to expand into other areas of online content such as; news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways; including advertising, direct sales, targeted ad campaigns, items or ideas promotion allow the Company the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

Other segments of the market are also benefiting; the high and rapidly increasing popularity of social media platforms such as Facebook, YouTube, and Twitter are expected to revolutionize the marketing strategies employed in areas such as the pharmaceuticals industry. There, in addition to marketing, an increasing number of Pharma players have also begun leveraging these platforms to enhance consumer relationships and improve brand management, based on the market intelligence generated by monitoring and analyzing user-generated content. The ability to incorporate consumer feedback to develop new products is also expected to initiate a strategic shift in the operational model of Pharma companies. Social media involvements are expected to increase product sales, especially those of OTC drugs, in the long term. Novartis for instance has already begun using YouTube and Facebook to enhance the sales for its OTC drugs such as Comtrex, Orofar and Bufferin. Johnson & Johnson, one of the first Pharma giants to enter the social media space, has used online platforms for crisis management – when the company recalled its products (Tylenol and Benadryl tablets) it used social websites to apologize to consumers for irregularities in its manufacturing plant found during FDA inspection.

Government Approval/Regulations

In 2012, the Company was a travel service provider located in Hong Kong.  It operates through its subsidiary Baoshinn International Express (“BSIE”) and to provide these services, it was required to be a member of the Travel Industry Council in Hong Kong. Such a member must meet the following criteria:

1. It is a limited company incorporated or registered in Hong Kong.

2. Its only business is travel-related and tourism.

3. It is a member of one of the eight Association Members. BSIE is a HATA member (Hong Kong Association of Travel Agents). It has a minimum paid-up capital of Hong Kong Currency of $500,000, plus an additional Hong Kong Currency of $250,000 for each branch office.

4. It conducts its travel-related and tourism business within separate and independent commercial premises/buildings.

5. It employs at each office at least one manager with two years’ relevant experience and another full-time staff member.

Any company that participates in the Travel industry in Hong Kong is required by law to be a member of the Travel Industry Council (TIC) in Hong Kong. Without joining the TIC, a travel agency cannot sell travel packages or provide travel services to the public. Any individual that buys a travel package or receives travel service from a non Travel Industry Council member will not have proper insurance coverage, and it is illegal for a company to sell travel service without joining the TIC.

Baoshinn International Express Background

In 2012, BSIE was headquartered in Hong Kong.  It was established in 2002 to offer extended travel services primarily focused on wholesale businesses and corporate clients. Through our Hong Kong subsidiary, we are ticket consolidators of major international airlines, including Thai Airways, Eva Airways, Dragon Air, Air China, China Southern Airlines, China Eastern Airlines, Hong Kong Airlines & Hong Kong Express. With a strong and experienced team of travel consultants and officers dedicated to excellent travel services, we provided travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services to customers located in Hong Kong and Mainland China.

On March 4, 2013, the Company spun-off BSIE and merged with a new operation unit, and setup another subsidiary. As a result, BSIE is no longer applicable to the Company’s current operations, and the Company is no longer involved in the travel industry.

Business Objective

Our long term business objective has changed from travel agent to web-business distributor and provider. Our web business in food product distribution will be carried out by OODI. Our web business content provider business will be carried out by Syndicore.

Description of Services

Our web business is in the under-developing stage and will have a clear plan in the coming year.

ITEM 1A. RISK FACTORS.

Not Applicable as a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We do not own any real property for use in our operations or otherwise. We do not need to rent office space after the spinoff of BSIE.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2013, was $0.73.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2010	.02	.02
June 30, 2010	.021	.021
September 30, 2010	.022	.022
December 31, 2010	.045	.045
March 31, 2011	.025	.02
June 30, 2011	.02	.02
September 30, 2011	.02	.02
December 31, 2011	.02	.02
March 31, 2012	.02	.02
June 30, 2012	.02	.02
September 30, 2012	.02	.02
December 31, 2012	.02	.02
March 31, 2013	.02	.02
June 30, 2013	.02	.02
September 30, 2013	1.00	.02
December 31, 2013	.85	.40

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

(b)

HOLDERS. As of December 31, 2013, we had approximately 33 shareholders of record who held 18,025,003 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2013, there are approximately 50 beneficial owners of our Common Stock, when these shareholders are considered.

(c)

DIVDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

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

All sales were made outside of the United States. Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. These transactions did not involve any public offering of securities. Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision. The Registrant has been informed that each shareholder is able to bear the economic risk of his investment and they are aware that the securities are not registered under the Securities Act. The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

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

Current Operating

Before March 4, 2013, we were a small consolidator of hotel accommodations and airline tickets in Hong Kong. We aggregated information on hotels and flights to retail travel agencies in Hong Kong, and corporate travelers. We generated revenue from referral commissions when we referred our clients to other travel product providers. We also received incentive commissions from our travel services.

On March 4, 2013, the Company had spun-off the travel agency to consolidate business and merged with a new operating unit. We set up another subsidiary to run another venture.

In the twelve (12) months ended December 31, 2013, we derived no revenues from our current operations.

Major Factors Affecting the Our Business

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

OODI is a development-stage company that plans to develop and operate a retail internet website to distribute Italian gourmet food products, including olive oils, balsamic vinegars, pastas, and many other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

OODI is in the start-up phase of its business and is in the process of entering into arrangements and agreements to implement the current business plan which is to proceed with the initial development of the Company and to complete Phase I of the business plan which will be a fully functional e-commerce website to sell products offered and marketed by OODI which may also be distributed via several other large well-established Internet retailers.

OODI is a “development stage company” and is subject to compliance under ASC 915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 15, 2011 to December 31, 2013

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.  Syndicore Asia Limited is also in the start-up phase and is in the process of entering into arrangements and agreements to implement the current business plan.

Syndicore Asia Limited is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2013.

Risk Factors

•

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with Syndicore, our revenue, financial results, and business may be significantly harmed.

•

We expect to generate a majority of our revenue from advertising. The loss of marketers, or reduction in spending by marketers with Syndicore, could seriously harm our business.

•

Syndicore user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

•

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

•

We may not be successful in our efforts to further monetize the Syndicore Platform.

•

Action by governments to restrict access to Syndicore in their countries could substantially harm our business and financial results.

•

Our culture emphasizes rapid innovation and prioritizes user engagement over short-term financial results.

•

If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our ability to expand our base of users, developers, and marketers may be impaired, and our business and financial results may be harmed.

•

If our Distribution Agreement or relationship with SendtoNews Video Incorporated is cancelled or damaged, this may cause us difficulties in implementing our business model.

•

We plan to continue expanding our operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could affect our financial results.

•

We plan to continue the international expansion of our business operations and the translation of our products. We currently plan on making Syndicore available in many languages, and we expect to have offices or data centers in many countries. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. For example, we continue to evaluate entering China. However, this market has substantial legal and regulatory complexities. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•

political, social, or economic instability;

•

risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

•

potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•

fluctuations in currency exchange rates;

•

enhanced difficulties of integrating any foreign acquisitions.

•

If we are not able to secure immediate and future financing, we may not be able to reach our goals for expansion and monetization targets, which are heavily dependent on our ability to raise funds and operate as a going concern.

•

Syndicore’s Target Network -US $25 CPM, is based on contractual obligations it has agreed to with STN and is outlined in its Distribution Agreement and contained therein. The Valuation Analysis is not reflective of the current state of SAL, but outlines the potential valuation of a “Typical” and “Targeted” Ad Network. Please refer to the Forward Looking Statement Disclaimer at the beginning of this business briefing.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others.  If we can’t raise enough cash, we will either have to suspend operations until the cash is raised, or cease business entirely.

Results of Operations for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012

On March 4, 2013, the Company spun-off the prior operating unit and merged with a new operating unit, and set up another subsidiary.  BSIE is no longer applicable to the Company’s current operation.

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Twelve months Ended December 31, 2013	Twelve months Ended December 31, 2012
	$	$

Retail and Corporate revenue	-	38,607,023
Referral Commission from travel booking services	-	36,969
Incentive commissions	-	446,920

Net sales	-	39,090,912
Cost of sales	-	(37,711,292)

Gross profit	-	1,379,620
Other operating income	-	30,388
Depreciation	-	(20,229)
Administrative and other operating expenses	(240,758)	(1,5,26,564)

Income/(Loss) from operations	(240,758	(136,785)
Other non-operating income	-	14,416
Interest expenses	(15)	(1,745)

Income/(Loss) before income taxes	(240,773)	(124,114)
Income taxes	-	(19,407)

Net Income/(Loss)	(240,773)	(143,521)
Non-controlling interest	-	(47,361)

Net Income/(Loss) attributable to The Group	(240,773)	(190,882)

Revenues

Revenues Composition and Sources of Revenue Growth

On March 4, 2013, the Company spun-off the prior operating unit and merged with a new operating unit, and set up another subsidiary to operate a new venture.  Accordingly, BSIE revenues were excluded from the Company’s current operations.

In the twelve months ended December 31, 2013 and 2012, we derived no revenues from our current operation owing to the exclusion of the BSIE operation in reorganization.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated.

	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012

	%	%
Retail and Corporate revenue	0%	98.76%
Commission from travel booking services	0%	0.09%
Incentive commissions	0%	1.15%

Total revenue	0%	100%

Before the spinoff of BSIE operations, we generated our revenues primarily from retail and corporate business.  In the future, we anticipate that we will generate revenue from website business, although we have not started to receive revenue yet.

Retail and Corporate Revenue

On March 4, 2013, the Company spun-off the prior operating unit and merged with a new operating unit, and set up another subsidiary.  BSIE retail and corporate revenues were no longer included in the current operations.

The total retail and corporate revenue decreased from $38.61 million in the twelve months ended December 31, 2012 to $0 in the twelve months ended December 31, 2013 because of the exclusion of BSIE’s operations from our financial results.

Cost of Sales and Gross Profit

On March 4, 2013, the Company spun-off the BSIE operating unit and merged with a new operating unit, and set up another subsidiary.  BSIE’s cost of sales and gross profits are no longer included in the current operations.  We do not have revenue, costof sales and gross profit.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated.

	Twelve months ended December 31, 2013		Twelve months ended December 31, 2012
	$		$
Total revenue	0		39,090,912
Cost of sales	0	0%	(37,711,292)	96.5%
Gross profit	0	0%	1,379,620	3.5%

Decrease in Cost of Sales

On March 4, 2013, the Company spun-off the BSIE operating unit and merged with a new operating unit, and set up another subsidiary.  Our cost of sales decreased from 96.5% in the twelve months ended December 31, 2012 to 0% in the twelve months ended December 31, 2013. This decrease was due to the fact that BSIE’s cost of sales was not included in its current operations in re-organization.

 Decrease in gross profit margin

Our gross profit margin rate decreased from 3.5% for the twelve months ended December 31, 2012 to 0% for the twelve months ended December 31, 2013. This decrease was due to the fact that BSIE’s cost of sales was not included in its current operations.  Accordingly, our profit margin rate turned to zero.

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2013 were $240,758, while the operating expenses for twelve months ended December 31, 2012 were $336.  The expenses increase owing to expenses incurred on the new business venture which is totally different from the prior BSIE operating expenses for travel service operations.

The Table below sets forth the main category of expenses both in dollar amount and as a percentage of total revenue with the periods indicated,

	Twelve months ended December 31, 2013	% of Revenue	Twelve months ended December 31, 2012	% of Revenue
Salaries, commission, allowance	$0	2.7%	$1,009,521	2.7%
Legal & Professional fees	46,985	0.1%	50,730	0.1%
Office Rental	0	0.2%	105,850	0.2%
Other operating expenses	193,773	0.9%	360,463	0.9%
	$240,758	3.9%	$1,526,564	3.9%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances decreased from $1,009,521 for the twelve months ended December 31, 2012 to $0 for the twelve months ended December 31, 2013. This decrease was due to the fact that BSIE’s expenses were no longer included in the current operations.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2012 were $50,730, while the legal and professional fees for twelve months ended December 31, 2013 were $46,985. Legal and professional fees in the year ended in 2013 were lower compared to the year ended in 2012. This decrease was due to our legal and professional expenses incurred on the SEC filing for the relevant period after the spinoff of BSIE.

Office Rental

Office rental for the twelve months ended December 31, 2012 was $105,850 or 0.2% of revenues, while the office rental for the twelve months ended December 31, 2013 were zero.  We had no office rental expenses after the spinoff of BSIE.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2012 were $336, while the other expenses for the twelve months ended December 31, 2013 were $193,773 with no revenues in the current operation.  This increase was attributed to our service fee expenses incurred on the web business venture.

Other operating income

	Twelve months ended	Twelve months Ended
	Dec 31, 2013	Dec 31, 2012
	audited	audited

GDS commission income	0	10,868
Refund Write back	-	-
Management service income	0	19,520

	0	30,388

Commission Income

Commission income for the twelve months ended December 31, 2013 and 2012 was zero as compared to $10,868 for the twelve months ended December, 2012. During the twelve months ended December, 2013, there were no revenues in the current operation.

In the BSIE operation we received commissions and services income from travel services from the Global Distribution Systems Supplier (GDS), which is the booking system that links airlines, IATA and travel agencies. GDS acts as an information medium between the Airlines and Travel agencies. Travel consultants check seat availability and fare conditions, and make reservations through GDS. GDS also links Airline and Travel Agencies through IATA’s Bill and Settling Plans (BSP). Once the ticket is issued from IATA through the GDS system, travel agencies will settle the payment with airlines through IATA‘s fortnightly BSP Payment.

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

In 2013, we had not yet generated any income due to the spinoff of BSIE also the newly set-up operating units were in the development stage.

Management Service Income

In 2012, management service income represents compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). After the spinoff of BSIE, BSEL held 38.55% of our outstanding common stock. We have provided management services to BSEL on business operations and general travel industry knowledge. Management service income was $0 in the twelve months ended December 31, 2013 due to the fact that we had no revenues from the current operation as compared to $19,520 in the twelve months ended December 31, 2012.  In 2013, such income was not included in our financial statements due to the spinoff of BSIE.  Management service income is no longer incurred.

Refund Write back

There was no refund write back for the year ended December 31, 2013 and 2012.

Exchange Gain

The exchange gain was $131 for the twelve months ended December 31, 2013 compared to $2,849 in the twelve months ended December 31, 2012. This decrease was attributable to no more foreign currencies exchange transactions for the twelve months ended December 31, 2013. In 2012, we paid overseas suppliers in their domestic currency, and charged our customers in HK dollars, with the exchange rate determined at the point of invoicing. Because of the timing difference between payments and receipts, we incurred exchange differences in transactions with overseas suppliers. We recognized the gain or loss as “non-operational income or expense” because these gains or losses are not generated by operations.

Interest Income

Interest income was zero for the twelve months ended December 31, 2013, compared to $44 for the twelve months ended December 31, 2012. On March 4, 2013, the Company spun-off the BSIE operating unit and interest income was down to zero in the current operations.

Net Income/Loss

Our net loss was $240,773 for the twelve months ended December 31, 2013, as compared to a net loss of $336 for the twelve months ended December 31, 2012.  The increase was due to no revenue generated to offset the expenses which made the 2013 have a larger amount of operating loss while 2012 was the early stage of development and not too much expense was incurred.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $240,773 for the twelve months ended December 31, 2013 and a net loss since inception of $1,002,455. This large amount of loss was generated from the re-organization where the spinoff of BSIE being treated as capital loss on disposal of subsidiaries.  On December 31, 2012 we had cash on hand of $237,097. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in our independent auditor’s report on our consolidated financial statements for the year ended December 31, 2013, which are included in this Annual Report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2013		For Twelve Months Ended Dec 31, 2012
	(audited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	(98,288)	(1,120,962)

Net cash flows (used in)/provided by investing activities	-	(12,429)

Net cash flows provided by/(used in) financing activities	104,504	(4,410)

Net increase/(decrease) in cash and cash equivalents	6,216	(1,128,981)
Effect of foreign currency translation	-	4,721

Cash and cash equivalents – beginning of year	64	1,361,357

Cash and cash equivalents – end of period	6,280	237,097

Operating Activities

Net cash used in operating activities was $1,120,962 for the twelve months ended December 31, 2012, compared to net cash used by operating activities of $98,288 for the twelve months ended December 31, 2013. The decreasing cash used during the twelve months ended December 31, 2013 is mainly due to no revenue stream after the spinoff of BSIE and the formation of the new operating unit which generated no revenue and cash to pay for our current operations.

Investing Activities

Net cash used in investing activities was $12,429 for the twelve months ended December 31, 2012, compared to net cash used in investing activities of $0 for the twelve months ended December 31, 2013. No cash generated or used in investing activities after the spinoff of BSIE and the new operation did not have cash generated or used in investing activities.

Financing Activities

For the twelve months ended December 31, 2012 and 2013, there were no external financing activities. From time to time, related parties of the company finance the working capital requirement for operations on a temporary basis. This financing is provided in the form of advance temporary loans to the Company.

The net cash used from a related party’s loan was $4,437 for the twelve months ended December 31, 2012. These funds were used to help bridge the working capital gap, compared to the repayment of loans of $0 from related parties during the twelve months ended December 31, 2013. The decrease in borrowing from related parties is due to no internal financing of the Company was made in 2013.

The amounts due to related parties are interest-free loans that bear no interest. These loans are unsecured and have no fixed repayment terms.

SUBSEQUENT EVENTS

Subsequently, on January 20, 2014, the parties entered into a revised Distribution Agreement whereby STN has agreed to provide SAL transferrable rights for the use, reproduction, storage, display, and transmission of certain content subject to pre-approval in writing from STN. In addition, the revised Distribution Agreement includes changes to the revenue sharing terms, and adds a share of advertising revenue directly resulting from aggregated content by SAL within the territory.

Syndicore Asia Limited will strive to become a leading digital content provider for the Asia Pacific region, capitalizing on an explosively growing market with local, regional and national content that was previously unavailable. This is a new and exciting market, and offers unparalleled opportunities for expansion and rapid growth. Syndicore Asia Limited will also be the exclusive Asian partner and distributor for SendtoNews.

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region, which includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with the same highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we will create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a News industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

•

Digital Ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

•

The increase in worldwide digital Ad spend is led by the Asia-Pacific region and specifically China.

•

In 2013, China accounted for nearly 4 in every 10 digital Ad dollars spent in the Asia-Pacific region. (Infographic)

•

China is estimated to reach 33% of the world’s total Ad spend by 2017. (Infographic)

Online Video Overview for 2013:

•

Watching online videos is now a mainstream activity. 78% of people watch at least once a week and 55% watch everyday

•

Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click though to the brand’s website (Econsultancy)

•

80% of Internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association)

•

Video promotion is over 6 times more effective than print and online (b2bmarketing.net)

•

Dr. James McQuivey of Forrester Research says a minute of video is worth 1.8 million words

•

81% of senior marketing executives now use online video content in their marketing programs, up from 70% in 2011 (MarketingProfs)

•

Cisco expects video to account for 57% of consumer internet traffic by 2015, nearly four times as much as regular web browsing and email

•

90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco)

SAL’s customers are willing to pay a “premium CPM” because:

•

The ability to sponsor exclusive, highly sought-after short form sports video content

•

Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

•

Premium positioning

•

Unprecedented transparency and near real-time performance metrics to evaluate their investment

•

Securing sponsorships with sports related enterprises

•

Stronger control over distribution to help target intended audience.

We currently have a Mobile App in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive Mobile App for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile is increasing, and for example, currently 30% of South China Morning Post’s traffic comes from Smartphones and expecting that number to reach 40% in 2014. (www.inma.org).

In addition we also hope to use our website platform and mobile application to expand into other areas of online content such as; news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways; including advertising, direct sales, targeted ad campaigns, items or ideas promotion and allow the Company the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

Other segments of the market are also benefiting; the high and rapidly increasing popularity of social media platforms such as Facebook, YouTube, and Twitter are expected to revolutionize the marketing strategies employed in areas such as the pharmaceuticals industry. There, in addition to marketing, an increasing number of Pharma players have also begun leveraging these platforms to enhance consumer relationships and improve brand management, based on the market intelligence generated by monitoring and analyzing user-generated content. The ability to incorporate consumer feedback to develop new products is also expected to initiate a strategic shift in the operational model of Pharma companies. Social media involvements are expected to increase product sales, especially those of OTC drugs, in the long term. Novartis for instance has already begun using YouTube and Facebook to enhance the sales for its OTC drugs such as Comtrex, Orofar and Bufferin. Johnson &Johnson, one of the first Pharma giants to enter the social media space, has used online platforms for crisis management – when the company recalled its products (Tylenol and Benadryl tablets) it used social websites to apologize to consumers for irregularities in its manufacturing plant found during FDA inspection.

Off-balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2013.

Tabular Disclosure of Contractual Obligations

The Company’s known contractual obligations as of December 31, 2013 are disclosed in the following table:

Contractual obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Obligations	0	0	0	0	0
Total	0	0	0	0	0

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2013 and 2012

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baoshinn Corporation,

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2013 and 2012 and from April 15, 2011.  These consolidated financial statements are the responsibility of The Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Group and its subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and from April 15, 2011 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Albert Wong & Co.,

Certified Public Accountants

Hong Kong

April 15, 2014

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	As At December 31,
	2013	2012
	$	$
ASSETS
Current Assets
Cash and cash equivalents	6,280	237,097
Accounts receivable	-	1,921,305
Deferred cost – Note 13	-	1,843,876
Restricted cash	-	12,903
Deposits, prepaid expenses and other receivables – Note 9	-	908,792
Amount due from related party – Note 12	-	-
Income tax prepaid	-	-
Total Current Assets	6,280	4,923,973
Plant and equipment – Note 10	-	26,396

TOTAL ASSETS	6,280	4,950,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	1,904	1,581,606
Deferred revenue – Note 13	-	1,891,750
Other payables and accrued liabilities – Note 11	64,776	663,727
Income tax payable	-	11,820
Due to related party	46,328	-

Total current liabilities	113,008	4,148,903

TOTAL LIABILITIES	113,008	4,148,903
COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2013 - US$0.0001 (2012: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares (2012: 300,000,000 common shares, 100,000,000 preferred shares)
Issued and outstanding: 2013 – 18,025,003 shares (2012:2,140,000)	1,803	21,400
Additional paid-in capital	893,924	1,793,596
Accumulated other comprehensive income	-	4,048
Accumulated deficit	(1,002,455)	(1,269,527)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(106,728)	549,517
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	251,949
ATTRIBUTBLE TO THE GROUP	(106,728)	801,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,280	4,950,369

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended 31 Dec, 2013	For Year Ended 31 Dec, 2012
	$	$

Retail and Corporate revenue	-	38,607,023
Commission from travel booking services	-	36,969
Incentive commissions	-	446,920

Net sales	-	39,090,912
Cost of sales	-	(37,711,292)

Gross profit	-	1,379,620
Other operating income – Note 5	-	30,388
Depreciation	-	(20,229)
Administrative and other operating expenses	240,758	(1,526,564)

(Loss)/income from operations	(240,758)	(136,785)
Other non-operating income - Note 6	-	14,416
Interest expenses – Note 7	(15)	(1,745)

(Loss)/income before income taxes	(240,773)	(124,114)
Income taxes - Note 8	-	(19,407)

Net (loss)/income	(240,773)	(143,521)
Non-controlling interest	-	(47,361)

Net (loss)/income attributable to the Company	(240,773)	(190,882)

(Loss)/earnings per share of common stock, basic and diluted – Note 4	(1.99 cents)	(8.92 cents)

Weighted average number of common stock, basic and diluted – Note 4	12,118,233	2,140,000

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2013	For Year Ended Dec 31, 2012
	$	$
Cash flows from operating activities
Net (loss)/income	(240,773)	(190,882)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	20,229
Re-organization (reverse merger and spin-off)	(9,195)	-
Stock based compensation	85,000	-
Non-controlling interest	-	47,361
Changes in operating assets and liabilities:
Accounts receivable	-	137,341
Deferred cost	-	234,729
Deposits, prepaid expenses and other receivables	-	77,694
Accounts payable	1,904	(1,498,495)
Disposal of fixed asset	-	778
Deferred revenue	-	(202,558)
Other payables and accrued liabilities	64,776	225,708
Income tax payable	-	27,131

Net cash flows (used in)/generated from operating activities	(98,288)	(1,120,962)
Cash flows from investing activity
Sale proceeds of fixed assets	-	146
Acquisition of plant and equipment	-	(12,575)
Net cash flows (used in) investing activity	-	(12,429)

Cash flows from financing activities
Proceeds from issuance of common stock	58,176	-
Amounts due from related parties	-	4,437
Amounts due to related parties	46,328	-
Increase in restricted cash	-	(27)
Dividend paid to non-controlling interest	-	-

Net cash flows generated from /(used in) financing activities	104,504	4,410
Net (decrease)/increase in cash and cash equivalents	6,216	(1,128,981)
Effect of foreign currency translation on cash and cash equivalents	-	4,721
Cash and cash equivalents - beginning of year	64	1,361,357
Cash and cash equivalents - end of year	6,280	237,097
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	562
Income taxes	-	7,740

See notes to consolidated financial statements.

-

23-

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total
		$	$	$	$	$

Balance, April 1, 2012	400,000	400	-	-	-	400

Comprehensive income
Net Loss	-	-	-	-	(336)	(336)
Foreign currency translation
Adjustments	-	-	-	-	-	-

Balance, December 31, 2012	400,000	400	-	-	(336)	64

Balance, December 31, 2012	400,000	400	-	-	(336)	64
Effect of reverse merger and recapitalization	1,740,000	(186)	752,337	-	(151,392)	600,759
Spin-off of subsidiaries	-	-	-	-	(609,954)	(609,954)
Issuance of common stock	15,000,003	1,500	73,500	-	-	75,000
Forfeiture of common stock (Non-payment)	(3,365,000)	(336)	(16,488)	-	-	(16,824)
Stock based compensation	4,250,000	425	84,575	-	-	85,000
Net loss	-	-	-	-	(240,773)	(240,773)
Foreign currency translation
Adjustments	-	-	-	-	-	-

Balance, December 31, 2013	18,025,003	1,803	893,924	-	(1,002,455)	(106,728)

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

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders. In addition, immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Baoshinn.

The transaction was accounted for as a “reverse merger”, since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders’ equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries.

OODI is under development to operate a retail internet website specializing in gourmet Italian food products. Those products are expected to include olive oils, pastas, balsamic vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. No revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2013.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

On April 23, 2013 Baoshinn incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited. Syndicore Asia Limited (“SAL”) is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee has been raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

On November 15, 2013 we forfeited and canceled 3,365,000 shares common stock which was subscribed by Four (4) shareholders on May 31, 2013. However, they did not fulfill the payment on share value of $16,825 according to the subscription term. The Company forfeited and canceled such 3,365,000 common shares.

On December 15, 2013, Baoshinn Corporation (“Baoshinn”), through its wholly-owned subsidiary Syndicore Asia Limited, a Hong Kong Company (“SAL”), entered into a Distribution Agreement (the “Distribution Agreement”) with SendtoNews Video, Inc., a British Columbia company (“STN”). Under the terms of the Distribution Agreement, SAL was granted an exclusive license to use, modify, edit, reproduce, distribute, feed, store, communicate, display, and transmit STN’s content in the Asia Pacific Territory (the “Content”). STN is the content provider for various worldwide sporting events. STN would also provide on-going assistance to SAL with regard to technical, administrative, and service-orientated issues relating to the delivery, utilization, transmission, storage and maintenance of the Content.

Subsequently, on January 20, 2014, the parties entered into a revised Distribution Agreement whereby STN has agreed to provide SAL transferrable rights for the use, reproduction, storage, display, and transmission of certain content subject to pre-approval in writing from STN. In addition, the revised Distribution Agreement includes changes to the revenue sharing terms, and adds a share of advertising revenue directly resulting from aggregated content by SAL within the territory.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

2.

Description of business

In 2012, BSIE, a wholly owned subsidiary of the Group, offers extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines providing travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services. However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies. BSHL offers extended travel services primarily focused on corporate client in Hong Kong and the Mainland China.

OODI plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other Italian gourmet food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

Syndicore Asia Limited (“SAL”) is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

Syndicore Asia Limited will strive to become a leading digital content provider for the Asia Pacific region, capitalizing on an explosively growing market with local, regional and national content that was previously unavailable. This is a new and exciting market, and offers unparalleled opportunities for expansion and rapid growth. Syndicore Asia Limited will also be the exclusive Asian partner and distributor for SendtoNews.

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region, which includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with ame highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we will create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a News industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

3.

Going Concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $240,773 for the year ended December 31, 2013 and net loss $190,882 for the year ended December 31, 2012, it had an accumulated deficit of $1,002,455 and $1,269,527 as at December 31, 2013 and 2012.

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

 BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Restricted cash

Certain cash balances are held as security for short-term bank guarantee deposit for the International Air Transport Association and are classified as restricted cash in the consolidated balance sheets.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2013 and 2012 respectively.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Revenue recognition (Continued)

In 2012, the Group has the following three types of revenues:

-Retail and corporate travel service revenues,

-Referral fee for travel booking services, and

-Incentive commission from travel suppliers.

All of these revenues recognition format are no longer applicable as the BSIE spun-off from the Company. On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee has been raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

Deferred cost

The Group adopted an indented policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of travel services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended	Year Ended
Dec 31, 2013	Dec 31, 2012
$0	$8,638

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity.  The Group’s other comprehensive income represented foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. In 2013, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to 1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	Year ended	Year ended
	Dec 31, 2013	Dec 31, 2012
Year end HK$ : US$ exchange rate	7.8	7.750
Average yearly HK$ : US$ exchange rate	7.8	7.756

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

Stock-based Compensation

Share-based compensation including stock options and common stock awards issued to employees and directors for services and are accounted for in accordance with FASB ASC 718 "Compensation - Stock Compensation" and share-based compensation including warrants and common stock awards issued to consultants and nonemployees are accounted for in accordance with FASB ASC 505-50 "Equity-Based Payment to Non-employees.  All grant of common stock awards and stock options/warrants to employees and directors are recognized in the financial statements based on their grant date fair values. Awards to consultants and nonemployees are recognized based upon their fair value as of the earlier of a commitment date or completion of services. The grant date(s) of all awards are determined under the guidance of ASC 718-10-25-5. The Company estimates fair value of common stock awards based the quoted price of the Company's common stock on the grant date. The fair value of stock options and warrants is determined using the appropriate option pricing model depends on the applicable of situation.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2013 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

	Year Ended 31 Dec, 2013	Year Ended 31 Dec, 2012
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(240,773)	(190,882)

Denominator:
Basic weighted average shares	12,118,233	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	12,118,233	2,140,000

Basic earnings per share:	(1.99 cents)	(8.92 cents)

Diluted earnings per share:	(1.99 cents)	(8.92 cents)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Recently issued accounting pronouncements (Continued)

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose" the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to de-recognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

BAOSHINN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Recently issued accounting pronouncements (Continued)

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

•

The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

•	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
•	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

 BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

5.

Other Operating Income

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

GDS commission income	-	10,868
Refund Write back	-	-
Management service income	-	19,520

	-	30,388

6.

Other Non-operating Income

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

Gain on exchange	-	2,849
Interest income	-	44
Sundry income	-	11,523

	-	14,416

7.

Interest Expenses

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

Bank charges	-	1,184
Interest expense	-	561

	-	1,745

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

8.

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2013 and 2012.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2013 and 2012.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income before taxes for the year ended December 31, 2013 and 2012.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	$	$

(Loss)/income before taxes	(240,773)	(124,114)

Computed tax benefit at Hong Kong
income tax rate	-	(13,066)
Valuation allowance adjustment	-	-
Unrecognized tax losses	-	34,790
Non-taxable items	-	(7)
Non-deductible expenses	-	13
Tax rebate	-	(2,837)
Others	-	514

	-	19,407

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

The Company did not have U.S, taxable income owing to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns. However, the management believes that the Company can claim waiver on penalty owing to pass away of the major shareholders and ex-chairpersons. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

9.

Deposits, prepaid expenses and other receivables

	At December 31,
	2013	2012
	$	$

Security deposits to suppliers [1]	-	797,979
Prepayments and other receivables	-	73,074
Utility, rental and other deposits	-	37,739

	-	908,792

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and Equipment

	At December 31,
	2013	2012
	$	$
Cost
Furniture and fixtures	-	56,357
Office equipment	-	79,728

	-	136,085

Accumulated depreciation
Furniture and fixtures	-	46,542
Office equipment	-	63,147

	-	109,689

Net
Furniture and fixtures	-	9,815
Office equipment	-	16,581

	-	26,396

Depreciation expenses for the year ended December 31, 2013 and 2012 are $0 (2012: $20,230).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

11.

Other Payables and Accrued Liabilities

	At December 31,
	2013	2012
	$	$

Sale deposits received	-	-
Accrued expenses	64,776	177,777
Other payables	-	485,950

	64,776	663,727

12.

Amount Due From/To Related Party

Amount due from/(to) related party are as follows:

	As of 12/31/2013	As of 2/28/2012
	$	$

Amount due from related party	-	-

Amount due to related party	(46,328)	-

At December 31, 2013 and 2012, the amount due from/(to) related party, represent advances from shareholder of the Group, are interest free, unsecured and have no fixed repayment terms.

Amounts due from/(to) related parties were $nil (2012: $nil) and $(46,328) (2012: $nil) including in accounts receivable and payable respectively which are trade in nature.

13.

Deferred Cost and Revenue

Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services respectively as at the year end.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

14.

Stock Options

The Group has stock options plans that allow it to grant options to its key employees. During 2013 and 2012, the Company did not issue any stock options and there were no stock options being issued or outstanding.

15.

Concentration of Credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2013	Dec 31, 2012
Company A	0%	17%
Company B	0%	5%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2013 and 2012 are as follows:

	Percentage of account receivable
	December 31
	2013	2012
Company A	0%	10%
Company B	0%	2%

16.

Pension Plans

In 2012, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

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

In 2012, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2013, no assets are allocated to pension. Total pension cost was $0 during year ended December 31, 2013 (2012: $32,760).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2013 and 2012:

Fair Value Measurements at reporting date using
	February 28, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	6,280	6,280	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

		Fair Value Measurements at reporting date using
	December 31, 2012	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	12,903	12,903	-	-
Cash and cash equivalents	237,097	237,097	-	-

18.

Commitments and Contingencies

Operating leases commitments

In 2012, the Group leased office premises under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2014, with an option to renew the lease.  All leases are on a fixed repayment basis. In 2013, the Group did not commit to lease any office premises. None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2013 are as follows:

December 31	$
2014	-
Thereafter	-

-

Rental expenses for the year ended December 31, 2013 were $0 (2012: $105,850).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

19.

Related Party Transactions

As of December 31, 2013 and February 28, 2013, the Company had received advancement of $46,328 and $13,405 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

In 2012, in the ordinary course of business, BSIE, our wholly-owned subsidiary, purchases and sells air tickets and tour packages from/to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.6% of Baoshinn Corporation’s outstanding common stock. The consolidated income statement for the periods presented includes the following related party transactions.

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2013	Year ended December 31, 2012
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	-	(309,631)

		Management service income	-	(19,519)

		Purchase of air tickets and tour packages	-	30,617

		Account receivable	-	10,125

		Account payable	-	(1,014)

		Management service fee	-	92,831

		Interest paid	-	41

		Amount due From/(to)	-	-

HK Airlines HolidaysTravel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	-	(754,646)

		Purchase	-	22,601

		Interest paid	-	106

		Account receivable	-	6,526

		Account payables	-	(523)

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

19.

Related Party Transactions (continued)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2013	Year ended December 31, 2012
			$	$
H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	-	27,859
		Sale of air tickets and tour packages	-	(157,146)

		Account payables	-	-

		Account receivables	-	636

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

In 2012, the Group is regarded as a single operating segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. In 2013, the Group have two operating units, one is OODI which is operating in network food supplying in North America, the other one is Syndicore which is operating on the digital content providing services in Asia. Since both units are under development stage and do not generate revenue, accordingly, no operating or geographical segment information is presented.

21.

Subsequent Events

The Company has evaluated all other subsequent events as of April 15, 2014 and determined that there were no other subsequent events or transactions that required recognition or disclosures in the financial statements except the following:

On January 20, 2014, the parties entered into a revised Distribution Agreement whereby STN has agreed to provide SAL transferrable rights for the use, reproduction, storage, display, and transmission of certain content subject to pre-approval in writing from STN. In addition, the revised Distribution Agreement includes changes to the revenue sharing terms, and adds a share of advertising revenue directly resulting from aggregated content by SAL within the territory.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2013:

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

Mr. Sean Webster serves for one year terms or until his successors are elected or they are re-elected at the annual stockholders’ meeting. Mr. Benny Kan and Mr. Mike Lam have resigned all of their positions as on March 4, 2013. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.

Sean Webster has been the President and Chief Financial Officer of Baoshinn Corporation since March 25, 2008. Mr. Webster has been the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012 and also served as its Chief Technology Officer and Principal Accounting Officer. Mr. Webster had been Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011. From January 1999 to April 1999, Mr. Webster served as an Investment Associate at Yorkton Securities, Inc. in Calgary, Canada. Since May, 1999 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc. until October 2007. Mr. Webster graduated from the University of Calgary in 1996 with BA in Economics, and a minor in Management and Commerce.

Mr. Benny Kan, C.E.O., Director. Mr. Kan joined the group in 2003. Mr. Kan has served as C.E.O. and Director of Baoshinn Corporation since March 31, 2006 when the company incorporated. Mr. Kan was the company CFO from March 31, 2006 to March 25, 2008. Before that, he was General Manager of Million Tour, King’s Travel Services Ltd. and King Travel Co. Ltd, where he managed ticketing and customer services and operation for nearly 20 years. Mr. Kan has extensive experience in ticketing, holiday options, accommodation wholesales and travel agency management. Mr. Kan is also a member of board of directors of Bao Shinn International Express Ltd., and Bao Shinn Holidays Limited both subsidiaries of Baoshinn Corporation. Mr. Benny Kan resigned on March 4, 2013.

Mr. Mike Lam, Director and Secretary, and he has served as a director since March 31, 2006. Mr. Lam will hold these positions until he resigns or his successor is elected. Mr. Lam has over 10 years of experience in air cargo and logistics services. With his extensive knowledge on sales and pricing, he has developed relationships with local and overseas clients. Since May 2000, Mr. Lam has served as General Manager of Grand Power Express and, since May, 1997 he has served as General Manager of Grand Power Express Forwarders Co. Ltd., and Grand Power Express Tourism Col Ltd. (Macau). Mr. Lam was the general manager of Grand Power Express Tourism Co Ltd. in Macao prior to joining the Company. He has more than 15 years’ experience working in the Travel industry. Mr. Lam spent the past 3 years in Grand Power Express Tourism Co Ltd. Mr. Mike Lam resigned on March 4, 2013.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2013, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2013.

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards		Payouts
Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster	12 months ended December 31,2013	0	0	*119,250	0	0	0	0	119,250
	12 months ended December 31,2012	25,529	0	0	0	0	0	0	25,529
Mike Lam (2)	12 months ended December 31,2013	0	0	0	0	0	0	0	0
	12 months ended December 31,2012	0	0	0	0	0	0	0	0
Benny Kan (2)	12 months ended December 31,2013	0	0	0	0	0	0	0	0
	12 months ended December 31,2012	92,059	0	0	0	0	0	0	92,059

Note:

(1) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(2) Mike Lam and Benny Kan both resigned from their director positions and executive positions on March 4, 2013. Sean Webster will be the President, CFO and sole director.

(3) * According to the April 2013 service fee agreement, the Board of Director resolved to pay an officer, Sean Webster, in the amount of monthly service fee of US$4,250. The fee has been raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

Baoshinn Group, Syndicore Asia Limited and OODI currently have no option plans.

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

(d)

Employment Contracts, Termination of Employment, Change-in-Control Arrangements.

The service agreement was approved by the Board of Directors as of April 1, 2013 and October 1, 2013.  There are no compensation plans or arrangements, including payments to be made by us with respect to our officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for compensation to our directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(2)
Sean Webster Unit 1010, Miramar Tower 132 Nathan Road, TST, Kowloon, Hong Kong	4,992,500	27.698%
Bao Shinn Express Co. Ltd.[1] Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0	0%
Benny Kan 1105 Tao Shue House, Lei Muk Shue Est., Kwai Chung, Kowloon, Hong Kong	0	0%
Mike Lam Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0%
Wong Yun Leung Unit E, 8/F, 8 Hart Avenue, Tsimshatsui, Kowloon, Hong Kong	0	0%
All Officers and Directors as a Group	4,992,500	27.698%

[1] Ricky Chiu beneficially owns 50% of this Company.

[2] Applicable percentage ownership is based on 18,025,003 shares of our common stock outstanding as of December 31, 2013. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2013.

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

As of December 31, 2013, Sean Webster, an officer and director of the company controlled the largest percentage of shares.

(b)

Future Sales by Existing Shareholders

As of December 31, 2013 there are a total of 33 Stockholders of record holding 18,025,003 shares of our common stock, excluding the shareholders that hold our shares in street name. 9,992,500 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 4, 2013, the Company spun-off the prior operating unit and merged with a new operating unit, and set up another subsidiary. BSIE related party transactions are no longer applicable to our current operations.

Before the spinoff of BSIE, purchases and sales of air tickets and tour packages to Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of our outstanding shares of common stock. The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2013	Year ended December 31, 2012
			$	$

Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	-	(309,631)

		Management service income	-	(19,519)

		Purchase of air tickets and tour packages	-	30,617

		Loan interest paid	-	-

		Amount due From/(to)	-	(1,014)

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2013	Year ended December 31, 2012
			$	$

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	-	(754,646)

		Interest paid	-	106

		Purchase of air tickets and tour packages	-	22,601

		Account receivable	-	6,526

		Account payables	-	(523)

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	-	27,859
		Sale of air tickets and tour packages	-	(157,146)

		Account payables	-	-

		Account receivables	-	636

After March 4, 2013, the Company had spunoff the prior operation unit and merged with a new operating unit, and set up another subsidiary.  BSIE related party transactions are no longer applicable in the current operations.

As of December 31, 2013 and February 28, 2013, the Company had received advancement of $46,328 and $13,405 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an agtfr3gate of 4,250,000 shares in lieu of $21,250 compensation to the officer.  The amounts recorded were about $85,000 at fair price per ASC 718.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Albert Wong & Co. is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by Albert Wong & Co. for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $14,103 and $24,615 for the year ended December 31, 2013 and 2012

Audit-Related Fees

The aggregate fees billed by Albert Wong & Co. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 or the year ended December 31, 2013.

Tax Fees

The aggregate fees billed by Albert Wong & Co. for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2013.

All Other Fees

The aggregate fees billed by Albert Wong & Co. for other products and services were $0 for the year ended December 31, 2013.

Pre-approval Policy

We do not currently have a separate audit committee. The services described above were approved by our Board of Directors, which serves as our audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Amended and Restated Certificate of Incorporation
*3.3	Bylaws
*4.0	Stock Certificate
31.1

Certification of the Company‘s Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2013.

31.2

Certification of the Company‘s Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2013.

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

BAOSHINN CORPORATION

Dated: April 15, 2014	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean ebster Sean Webster	President/CFO/Director/ Secretary/CEO	April 15, 2014