Form 10-K/A
period 2013-12-31
Baoshinn Corp
filed 2014-05-01
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of June 30, 2013 was approximately $327,950.00.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes | | No. | |

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

18,025,003 common shares issued and outstanding as of December 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The Company files this Amendment No. 1 on Form 10K/A (“the Amendment No. 1”) to correct the prior period comparative figures.

The correct prior period for the balance sheet should be February 28, 2013 instead of December 12, 2012. The company had a re-organization under reverse merger with OODI where the comparative figures should show the OODI according to ASC 805-40 “Business Combinations – Reverse Acquisitions”. The prior period of the statement of operations and statement of cash flow were also corrected accordingly to show the comparative figures of OODI for the year ended December 31, 2012 and from April 15, 2011 (inception) through December 31, 2013. The reference note 3, 4, 5, 6, 7, 8, 9, 10, 12, 15, 17, 18 and 19 are changed to reflect the correct prior period of the comparative figures. The Management Discussion and Analysis of Financial Condition and Results of Operations are also changed accordingly.  Moreover, the Company also corrected certain typographic errors from the prior Form 10K filing.

 The Company has included the XBRL Interactive Rate Table 101 Exhibits with this amended filing.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K is as of April 15, 2014, the filing date of the original Annual Report. Except as stated herein, this Amended 10-K does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Amendment No. 1 to Annual Report on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Baoshinn Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding immediately prior to that date (the “Old Common Stock”) were automatically and without any action on the part of the shareholders, reclassified and changed into one (1) share of the Company’s outstanding Common Stock (the “New Common Stock”) with a par value $.0001 per share.

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

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2013.

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

On April 1, 2013, the Board of Directors resolved to pay an officer for a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as of October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with some highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we plan to create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a news industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

•

Digital ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

•

The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

•

In 2013, China accounted for nearly 4 in every 10 digital ad dollars spent in the Asia-Pacific region. (Infographic)

•

China is estimated to reach 33% of the world’s total ad spending by 2017. (Infographic)

Online Video Overview for 2013:

•

Watching online videos is now a mainstream activity. 78% of people watch online videos at least once a week and 55% watch online videos everyday

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

We currently have a mobile app in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.  For example, currently 30% of South China Morning Post’s traffic comes from Smartphones and it is expected that that number will reach 40% in 2014. (www.inma.org).

In addition, we also plan to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, and targeted ad campaigns.  Items or ideas promotions allow the Company the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

Other segments of the market are also benefiting.  The high and rapidly increasing popularity of social media platforms such as Facebook, YouTube, and Twitter are expected to revolutionize the marketing strategies employed in areas such as the pharmaceuticals industry. There, in addition to marketing, an increasing number of pharma players have also begun leveraging these platforms to enhance consumer relationships and improve brand management, based on the market intelligence generated by monitoring and analyzing user-generated content. The ability to incorporate consumer feedback to develop new products is also expected to initiate a strategic shift in the operational model of pharma companies. Social media involvements are expected to increase product sales, especially those of OTC drugs, in the long term. Novartis for instance has already begun using YouTube and Facebook to enhance the sales for its OTC drugs such as Comtrex, Orofar and Bufferin. Johnson & Johnson, one of the first pharma giants to enter the social media space, has used online platforms for crisis management – when the company recalled its products (Tylenol and Benadryl tablets) it used social websites to apologize to consumers for irregularities in its manufacturing plant found during an FDA inspection.

Government Approval/Regulations

In 2012, the Company was a travel service provider located in Hong Kong.  It operated through its subsidiary Baoshinn International Express (“BSIE”) and to provide these services, it was required to be a member of the Travel Industry Council in Hong Kong. Such a member must meet the following criteria:

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

Any company that participates in the travel industry in Hong Kong is required by law to be a member of the Travel Industry Council (TIC) in Hong Kong. Without joining the TIC, a travel agency cannot sell travel packages or provide travel services to the public. Any individual that buys a travel package or receives travel service from a non-Travel Industry Council member will not have proper insurance coverage, and it is illegal for a company to sell travel service without joining the TIC.

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

On March 4, 2013, the Company spun off BSIE, merged with a new operating unit, and setup another subsidiary. As a result, BSIE is no longer applicable to the Company’s current operations, and the Company is no longer involved in the travel industry.

Business Objective

Our long term business objective has changed from travel agent to web-business distributor and provider. Our web business in food product distribution will be carried out by OODI. Our web business content provider will be carried out by Syndicore.

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

All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Baoshinn Corporation and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

On March 4, 2013, the Company spun off the travel agency and merged with a new operating company. The Company also set up another subsidiary to run another venture.

In the twelve (12) months ended December 31, 2013, we derived no revenues from our current operations.

Major Factors Affecting Our Business

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

OODI is a development-stage company that plans to develop and operate a retail internet website to distribute gourmet Italian food products, including olive oils, vinegars, pastas, and many other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

OODI is in the start-up phase of its business and is in the process of entering into arrangements and agreements to implement the current business plan which is to proceed with the initial development of the Company and to complete Phase I of the business plan which will be a fully-functional e-commerce website to sell products offered and marketed by OODI, which may also be distributed via several other large well-established internet retailers.

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

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.  Syndicore Asia Limited is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

•

risks related to the legal and regulatory environment in foreign jurisdictions, including privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

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

•

Syndicore’s Target Network -US $25 CPM, is based on contractual obligations it has agreed to with STN and is outlined in its Distribution Agreement and contained therein. The Valuation Analysis is not reflective of the current state of SAL, but outlines the potential valuation of a “Typical” and “Targeted” Ad Network. Please refer to the Forward-Looking Statement Disclaimer at the beginning of this business briefing.

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

Results of Operations for the Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012

On March 4, 2013, the Company spun off the prior operating company, merged with a new operating company, and set up another subsidiary.  BSIE is no longer applicable to the Company’s current operation.  Accordingly, BSIE revenues were excluded from the Company’s current operations.

The following table sets forth a summary of our consolidated statements of operations for the periods indicated:

	Twelve months Ended December 31, 2013	Twelve months Ended December 31, 2012
	$	$

Retail and Corporate revenue	-	-
Referral Commission from travel booking services	-	-
Incentive commissions	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Depreciation	-	-
Administrative and other operating expenses	(240,758)	(336)

Income/(Loss) from operations	(240,758	(336)
Other non-operating income	-	-
Interest expenses	(15)	-

Income/(Loss) before income taxes	(240,773)	(336)
Income taxes	-	-

Net Income/(Loss)	(240,773)	(336)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(240,773)	(336)

Revenues

Revenues Composition and Sources of Revenue Growth

In the twelve months ended December 31, 2013 and 2012, we derived no revenues from our current operations due to the exclusion of the operations of BSIE.

The table below sets forth the revenues from our principal lines of business as a percentage of our revenues for the periods indicated:

	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012

	%	%
Retail and Corporate revenue	0%	0%
Commission from travel booking services	0%	0%
Incentive commissions	0%	0%

Total revenue	0%	0%

Before the spinoff of BSIE, we generated our revenues primarily from retail and corporate business.  In the future, we anticipate that we will generate revenue from website business, although we have not started to receive revenues yet from that business.

Retail and Corporate Revenue

On March 4, 2013, the Company spun off the prior operating company, merged with a new operating company, and set up another subsidiary.  BSIE retail and corporate revenues are no longer included in our current operations.  As a result, revenues were zero for the period ending December 31, 2012 and for the period ending December 31, 2013.  In the future, the Company’s revenues, if any, will be generated from its web operations and the Company will no longer provide travel services.

Cost of Sales and Gross Profit

On March 4, 2013, the Company spun off the BSIE operating unit, merged with a new operating unit, and set up another subsidiary.  BSIE’s cost of sales and gross profits are no longer included in the current operations.  We do not have revenue, cost of sales and gross profit for the current period.

The table below sets forth the cost of sales as a percentage of revenue for the periods indicated:

	Twelve months ended December 31, 2013		Twelve months ended December 31, 2012
	$		$
Total revenue	0	0%	0	0%
Cost of sales	0	0%	0	0%
Gross profit	0	0%	0	0%

Decrease in Cost of Sales

Our cost of sales remained the same at 0% for the twelve months ended December 31, 2012 as compared to 0% for the twelve months ended December 31, 2013. This was due to the fact that BSIE’s cost of sales was not included in any current operations.

 Decrease in Gross Profit Margin

Our gross profit margin rate remained the same at 0% for the twelve months ended December 31, 2012 as compared to 0% for the twelve months ended December 31, 2013. This was due to the fact that BSIE’s cost of sales was not included in any current operations.

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2013 were $240,758, while the operating expenses for twelve months ended December 31, 2012 were $336.  The expenses increased due to the development of a new business venture which is totally different from the prior BSIE operations.

The table below sets forth the main category of expenses both in dollar amount and as a percentage of total revenue with the periods indicated,

	Twelve months ended December 31, 2013	% of Revenue	Twelve months ended December 31, 2012	% of Revenue
Salaries, commission, allowance	$0	0%	$0	0%
Legal & Professional fees	46,985	19.5%	0	0%
Office Rental	0	0%	0	0%
Other operating expenses	193,773	80.5%	336	100%
	$240,758	100%	$336	100%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances were $0 for the twelve months ended December 31, 2012, and they were $0 for the twelve months ended December 31, 2013. This was due to the fact that there was no salaries paid in the current period.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2012 were $0, while the legal and professional fees for twelve months ended December 31, 2013 were $46,985. Legal and professional fees in the year ended in 2013 were higher as compared to the year ended in 2012 due to the fact that BSIE’s expenses were not included and due to our legal and professional expenses incurred on the SEC filing for the relevant period after the spinoff of BSIE.

Office Rental

Office rental for the twelve months ended December 31, 2012 was $0 and the office rental for the twelve months ended December 31, 2013 was zero.  This is due to the fact that we are not including BSIE’s operations for the period.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2012 were $336, while the other expenses for the twelve months ended December 31, 2013 were $193,773 with no revenues in the current operation.  This increase was due to our service fee expenses incurred on the web business venture.

Other Operating Income

	Twelve months ended	Twelve months Ended
	Dec 31, 2013	Dec 31, 2012
	audited	audited

GDS commission income	-	-
Refund Write back	-	-
Management service income	-	-
Total	0	0

Income

Income for the twelve months ended December 31, 2013 and 2012 was zero.

In 2013, we had no income due to the spinoff of BSIE and the newly set-up operating companies were in the development stage.

Management Service Income

In 2012, management service income represented compensation from a related party, Bao Shinn Express Company Limited (“BSEL”). After the spinoff of BSIE, management service income is no longer earned by the Company.

Refund Write Back

There was no refund write back for the years ended December 31, 2013 and 2012.

Exchange Gain

The exchange gain was $131 for the twelve months ended December 31, 2013 as compared to $0 in the twelve months ended December 31, 2012. This increase was attributable to foreign currencies exchange transactions for the twelve months ended December 31, 2013.

Interest Income

Interest income was zero for the twelve months ended December 31, 2013, as compared to $0 for the twelve months ended December 31, 2012. On March 4, 2013, the Company spun off BSIE and as a result interest income was down to zero in the current period.

Net Income/Loss

Our net loss was $240,773 for the twelve months ended December 31, 2013, as compared to a net loss of $336 for the twelve months ended December 31, 2012.  The increase was due to the fact that no revenue was generated during this period to offset the expenses while 2012 was the early stage of development and not many expenses were incurred.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $240,773 for the twelve months ended December 31, 2013 and a net loss since inception of $1,002,455. This loss was generated as a result of the BSIE spin off being treated as a disposal of a subsidiary and a capital loss.  On December 31, 2012 we had cash on hand of $64. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2013. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2013		For Twelve Months Ended Dec 31, 2012
	(audited)	(audited)
	$	$
Net cash flows generated from/( used in) operating activities	(98,288)	(336)

Net cash flows (used in)/provided by investing activities	0	(0)

Net cash flows provided by/(used in) financing activities	104,504	400

Net increase/(decrease) in cash and cash equivalents	6,216	64
Effect of foreign currency translation	-	0
Cash and cash equivalents – beginning of year	64	0

Cash and cash equivalents – end of period	6,280	64

Operating Activities

Net cash used in operating activities was $336 for the twelve months ended December 31, 2012 as compared to net cash used by operating activities of $98,288 for the twelve months ended December 31, 2013. The increase in cash used during the twelve months ended December 31, 2013 is mainly due to the fact that we had no revenue stream after the spinoff of BSIE.

Investing Activities

Net cash used in investing activities was $0 for the twelve months ended December 31, 2012 as compared to net cash used in investing activities of $0 for the twelve months ended December 31, 2013. No cash was used in investing activities after the spinoff of BSIE and the new operation did not generate cash to invest.

Financing Activities

For the twelve months ended December 31, 2012 and 2013, there were no external financing activities except for the gross proceeds of $58,176 received from the sale of 15,000,003 shares of common stock, net of 3,365,000 shares of common stock, which were cancelled. From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company.

The net cash generated from a related party’s loan was $46,328 for the twelve months ended December 31, 2013. These funds were used to help bridge the working capital gap, as compared to the repayment of loans of $0 from related parties during the twelve months ended December 31, 2013. The increase in borrowing from related parties is due to the need for cash to build up our new business.

The amounts due to related parties are interest-free loans. These loans are unsecured and have no fixed repayment terms.

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

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with the same highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we will create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a News industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

•

Digital ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

•

The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

•

In 2013, China accounted for nearly 4 in every 10 digital ad dollars spent in the Asia-Pacific region. (Infographic)

•

China is estimated to reach 33% of the world’s total ad spending by 2017. (Infographic)

Online Video Overview for 2013:

•

Watching online videos is now a mainstream activity. 78% of people watch online videos at least once a week and 55% watch online videos everyday

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

We currently have a mobile app in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.  For example, currently 30% of South China Morning Post’s traffic comes from smart phones and expecting that number to reach 40% in 2014. (www.inma.org).

In addition, we also hope to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, targeted ad campaigns, items or ideas promotions.  These online applications allow the Company the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

Other segments of the market are also benefiting.  The high and rapidly increasing popularity of social media platforms such as Facebook, YouTube, and Twitter are expected to revolutionize the marketing strategies employed in areas such as the pharmaceuticals industry. There, in addition to marketing, an increasing number of pharma players have also begun leveraging these platforms to enhance consumer relationships and improve brand management, based on the market intelligence generated by monitoring and analyzing user-generated content. The ability to incorporate consumer feedback to develop new products is also expected to initiate a strategic shift in the operational model of pharma companies. Social media involvements are expected to increase product sales, especially those of OTC drugs, in the long term. Novartis for instance has already begun using YouTube and Facebook to enhance the sales for its OTC drugs such as Comtrex, Orofar and Bufferin. Johnson &Johnson, one of the first pharma giants to enter the social media space, has used online platforms for crisis management – when the company recalled its products (Tylenol and Benadryl tablets) it used social websites to apologize to consumers for irregularities in its manufacturing plant found during FDA inspection.

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

For the Year Ended December 31, 2013 and 2012

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baoshinn Corporation,

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2013 and February 28, 2013 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years and period ended December 31, 2013, 2012 and from April 15, 2011 (inception) through December 31, 2013.  These consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group and its subsidiaries as of December 31, 2013 and February 28, 2013 and the consolidated results of their operations and their cash flows for the years and period ended December 31, 2013, 2012 and from April 15, 2011 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Group has suffered losses from operations and has significant accumulated losses. In addition, the Group experienced negative cash flows from operations. These factors raise substantial doubt about the Group’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albert Wong & Co.

Certified Public Accountants

Hong Kong

April 15, 2014

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	As At
	Dec 31,2013	Feb 28,.2013
	$	$
ASSETS
Current Assets
Cash and cash equivalents	6,280	237
Accounts receivable	-	-
Deferred cost – Note 13	-	-
Restricted cash	-	-
Deposits, prepaid expenses and other receivables – Note 9	-	-
Amount due from related party – Note 12	-	-
Income tax prepaid	-	-
Total Current Assets	6,280	237
Plant and equipment – Note 10	-	-
TOTAL ASSETS	6,280	237
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	1,904	1,176
Deferred revenue – Note 13	-	-
Other payables and accrued liabilities – Note 11	64,776	-
Income tax payable	-	-
Due to related party	46,328	13,045
Total current liabilities	113,008	14,221

TOTAL LIABILITIES	113,008	14,221
COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2013 - US$0.0001 (2012: US$0.01)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares (2012: 300,000,000 common shares, 100,000,000 preferred shares)
Issued and outstanding: 2013 – 18,025,003 shares (2012:2,140,000)	1,803	400
Additional paid-in capital	893,924	-
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,002,455)	(14,384)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(106,728)	(13,984)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(106,728)	(13,984)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,280	237

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended Dec. 31, 2013	For Year Ended Dec. 31, 2012	April 15, 2011 (inception) Through Dec. 31, 2013
	$	$	$

Retail and Corporate revenue commission from	-	-	-
travel booking services	-	-	-
Incentive commissions	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Depreciation	-	-	-
Administrative and other operating expenses	(240,758)	(336)	(241,094)

(Loss)/income from operations	(240,758)	(336)	(241,094)
Other non-operating income - Note 6	-	-	-
Interest expenses – Note 7	(15)	-	(15)

(Loss)/income before income taxes	(240,773)	(336)	(241,109)
Income taxes - Note 8	-	-	-

Net (loss)/income	(240,773)	(336)	(241,109)
Non-controlling interest	-	-	-

Net (loss)/income attributable to the Company	(240,773)	(336)	(241,209)

(Loss)/earnings per share of common stock, basic and diluted – Note 4	(1.99 cents)	(.02 cents)	(3.03 cents)

Weighted average number of common stock, basic and diluted – Note 4	12,118,233	2,140,000	7,957,979

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2013	For Year Ended Dec 31, 2012	April 15, 2011 (inception) Through Dec. 31, 2013
	$	$	$
Cash flows from operating activities
Net (loss)/income	(240,773)	(336)	(241,109)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	(9,195)	-	(9,195)
Stock based compensation	85,000	-	85,000
Non-controlling interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	-	-
Accounts payable	1,904	-	1,904
Disposal of fixed asset	-	-	-
Deferred revenue	-	-	-
Other payables and accrued liabilities	64,776	-	-
Income tax payable	-	-	64,776
Net cash flows (used in)/generated from operating activities	(98,288)	(336)	(98,624)
Cash flows from investing activity
Sale proceeds of fixed assets	-	-	-
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	-	-	-
Cash flows from financing activities
Proceeds from issuance of common stock	58,176	400	58,576
Amounts due from related parties	-	-	-
Amounts due to related parties	46,328	-	46,328
Increase in restricted cash	-	-	-
Dividend paid to non-controlling interest	-	-	-
Net cash flows generated from /(used in) financing activities	104,504	400	104,904
Net (decrease)/increase in cash and cash equivalents	6,216	64	6,280
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	64	-	-
Cash and cash equivalents - end of year	6,280	64	6,280
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	(15)	-	(15)
Income taxes	-	-

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

1.Corporation information

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s common stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time (the “Old Common Stock”) shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock (the “New Common Stock”).

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

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2013.

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

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock. These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States. Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. These transactions did not involve any public offering of securities. Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision. The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they are aware that the securities are not registered under the Securities Act. The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as of October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

2. Description of business

In 2012, BSIE, a wholly owned subsidiary of the Group, offered extended travel services primarily focused on wholesale businesses and corporate clients. BSIE is a ticket consolidator of major international airlines providing travel services such as ticketing, hotel and accommodation arrangements, tour packages, incentive tours and group sightseeing services. However, the Group relies on the shareholder, Bao Shinn Express Company Limited, which is the member of International Air Transport Association to supply air tickets and tour packages from different airlines companies. BSHL offers extended travel services primarily focused on corporate client in Hong Kong and the Mainland China.

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products including olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers.

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

SAL’s exclusive distribution agreement with SendtoNews Video Incorporated (“STN”) for the Asia Pacific region includes major markets such as Japan, China and India. SAL now has distribution rights of online content for some of the world’s leading sports organizations with the same highlights, player interviews and other fan-interest content. SAL, being the exclusive provider in the Asia Pacific region for highly sought after content, offers deep market exposure with unprecedented efficiency and metrics-driven transparency. On the other side of the distribution chain, we will create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a News industry looking to supplement their rapidly declining traditional ad revenue with viable “digital-age” revenue.

3. Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $240,773 for the year ended December 31, 2013 and net loss $336 for the year ended December 31, 2012, it had an accumulated deficit of $1,002,455 and $14,384 as at December 31, 2013 and 2012.

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

On June 29, 2010, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non-governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The adoption of the Codification did not have any impact on the Group’s financial statements.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

All of these revenues recognition formats are no longer applicable as the BSIE spun off from the Company. On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

Deferred cost

The Group adopted an indented policy on retail and corporate service. The Group records deferred cost when it pays in advance of the completion of delivery of travel services and consistently with deferred revenue. Upon completion of delivery of travel services, deferred cost is charged to cost of sales in the consolidated statement of operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Year Ended	Year Ended
Dec 31, 2013	Dec 31, 2012
$0	$0

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

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time (the “Old Common Stock”) shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock (the “New Common Stock”).

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(240,773)	(336)

Denominator:
Basic weighted average shares	12,118,233	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	12,118,233	2,140,000

Basic earnings per share:	(1.99 cents)	(0.02 cents)

Diluted earnings per share:	(1.99 cents)	(0.02 cents)

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

Recently issued accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (“Codification”) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stockholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

Recently issued accounting pronouncements (Continued)

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose" the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3) does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

5. Other operating income

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

GDS commission income	-	-
Refund Write back	-	-
Management service income	-	-
	-	-

6. Other non-operating income

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

Gain on exchange	-	-
Interest income	-	-
Sundry income	-	-
	-	-

7. Interest expenses

	Year Ended	Year Ended
	Dec 31, 2013	Dec 31, 2012
	$	$

Bank charges	462	-
Interest expense	15	-

	477	-

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

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	$	$

(Loss)/income before taxes	(240,773)	(336)

Computed tax benefit at Hong Kong
income tax rate	-	-
Valuation allowance adjustment	-	-
Unrecognized tax losses	-	-
Non-taxable items	-	-
Non-deductible expenses	-	-
Tax rebate	-	-
Others	-	-
Total	0	0

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

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns. However, the management believes that the Company can claim waiver on penalty due to pass away of the major shareholders and ex-chairpersons. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

9. Deposits, prepaid expenses and other receivables

At December 31,
	2013	2012
	$	$

Security deposits to suppliers [1]	-	-
Prepayments and other receivables	-	-
Utility, rental and other deposits	-	-

	-	-

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.  Plant and equipment

At December 31,
	2013	2012
	$	$
Cost
Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Accumulated depreciation
Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Net
Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Depreciation expenses for the year ended December 31, 2013 and 2012 are $0 (2012: $0).

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

11. Other payables and accrued liabilities

	At December 31,
	2013	2012
	$	$

Sale deposits received	-	-
Accrued expenses	64,776	-
Other payables	-	-

	64,776	-

12. Amount due from/to related parties

Amount due from/to related parties are as follows:

	As of 12/31/2013	As of 2/28/2012
	$	$

Amount due from related parties	-	-

Amount due to related parties	(46,328)	(13,045)

As of December 31, 2013 and 2012, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

Amounts due from/to related parties were $nil (2012: $nil) and $(46,328) (2012: $13,045) including in accounts receivable and payable, respectively, which are trade in nature.

13. Deferred cost and revenue

Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services, respectively, as at the year end.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

14. Stock options

The Group has stock option plans that allow it to grant options to its key employees. During 2013 and 2012, the Company did not issue any stock options and there were no stock options being issued or outstanding.

15. Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2013	Dec 31, 2012
Company A	0%	0%
Company B	0%	0%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2013 and 2012 are as follows:

	Percentage of accounts receivable
	Dec 31, 2013	Dec 31, 2012
Company A	0%	0%
Company B	0%	0%

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

In 2012, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2013, no assets are allocated to pension. Total pension cost was $0 during year ended December 31, 2013 (2012: $0).

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2013 and 2012:

Fair Value Measurements at reporting date using:
	December 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	6,280	6,280	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Fair Value Measurements at reporting date using:
	February 28, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	237	237	-	-

18.  Commitments and contingencies

Operating lease commitments

In 2012, the Group leased office property under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2014, with an option to renew the lease.  All leases are on a fixed repayment basis. In 2013, the Group did not commit to lease any office property. None of the leases include contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2013 are as follows:

December 31,	$
2014	-
Thereafter	-

-

Rental expenses for the year ended December 31, 2013 were $0 (2012: $0).

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

In 2012, the Group is regarded as a single operating segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. In 2013, the Group has two operating units, one is OODI which is operating in network food supplying in North America, the other one is Syndicore which is operating on the digital content providing services in Asia. Since both units are under development stage and do not generate revenue, accordingly, no operating or geographical segment information is presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Annual Report on Form 10-K. Based on this evaluation, these officers have concluded that as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Mr. Sean Webster serves for a one year term or until his successors are elected or they are re-elected at the annual stockholders’ meeting. Mr. Benny Kan and Mr. Mike Lam have resigned all of their positions as on March 4, 2013. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.

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

Significant Employees

As of the date hereof, we have no other significant employees.

Family Relationships

None

Involvement in Certain Legal Proceedings

None.

Subsequent Events

As noted above, under the heading of “Subsequent Events” in the Management Discussion and Analysis section, on March 4, 2013, subsequent to the close of the Company’s fiscal year, the Company changed control and became the holding company for Olive Oils Direct International, Inc.  In connection with that transaction, Benny Kan and Mike Lam tendered their resignations as officers and directors of the Company.  As of the current date, Mr. Sean Webster serves as the sole officer and sole director of the Company.

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

Code of Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote the following:

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

4. The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person identified in our Code of Business Conduct and Ethics; and

5.Accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our management.

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Sean Webster, Chief Executive Officer, Baoshinn Corporation, Unit 1010, Miramar Tower, 132 Nathan Road, Tsimshatsui, Kowloon, Hong Kong.

Nominating Committee

We do not have a separate nominating committee. Management believes that it is not necessary to have a separate nomination committee, because our entire board acts as our nominating committee.;

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

SUMMARY COMPENSATION TABLE

(All amounts in US$ 000‘s)						Long Term Compensation			Total
Compensation						Awards		Payouts
(1) Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster (3)	12 months ended December 31,2013	0	0	*119,250	0	0	0	0	119,250
	12 months ended December 31,2012	0	0	0	0	0	0	0	0
Mike Lam (2)	12 months ended December 31,2013	0	0	0	0	0	0	0	0
	12 months ended December 31,2012	0	0	0	0	0	0	0	0
Benny Kan (2)	12 months ended December 31,2013	0	0	0	0	0	0	0	0
	12 months ended December 31,2012	0	0	0	0	0	0	0	0

Note:

(1)   No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(2)   Mike Lam and Benny Kan both resigned from their director and executive positions on March 4, 2013.

  Sean Webster will be the President, CFO and sole director.

                (3) * According to the April 2013 service fee agreement, the Board of Directors resolved to pay an officer, Sean Webster, in the amount of a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as at October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

Baoshinn Corporation, Syndicore Asia Limited and OODI currently have no option plans.

(b) Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock, price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of our officers, directors, employees or consultants since we were founded.

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

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Sean Webster Unit 1010, Miramar Tower 132 Nathan Road, TST, Kowloon, Hong Kong	4,992,500	27.698%
All Officers and Directors as a Group	4,992,500	27.698%

[1] Applicable percentage ownership is based on 18,025,003 shares of our common stock outstanding as of December 31, 2013. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2013.

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

Before the spinoff of BSIE, our wholly-owned subsidiary, purchases and sales of airline tickets and tour packages were made to and from Bao Shinn Express Company Limited (“BSEL”). BSEL holds 38.551% of the Company’s outstanding shares of common stock. The statement of operations for the periods presented includes the following related party transactions:

Related party	Nature of relationship and control	Description of transactions	Year ended December 31, 2013	Year ended December 31, 2012
			$	$
Bao Shinn Express Company Limited	Shareholder 38.6%	Sales of air tickets and tour packages	-	(309,631)

		Management service income	-	(19,519)

		Purchase of air tickets and tour packages	-	30,617

		Loan interest paid	-	-

		Amount due From/to	-	(1,014)

HK Airlines Holidays Travel Company Limited	Bao Shinn Express Company Limited is the major shareholder	Sales of air tickets and tour packages	-	(754,646)

		Interest paid	-	106

		Purchase of air tickets and tour packages	-	22,601

		Account receivable	-	6,526

		Account payables	-	(523)

H.C. Patterson and Company Limited	Bao Shinn Express Company Limited is the major shareholder	Purchase of air tickets and tour packages	-	27,859
		Sale of air tickets and tour packages	-	(157,146)

		Accounts payable	-	-

		Accounts receivable	-	636

After March 4, 2013, the Company had spun off the prior operating unit and merged with a new operating unit, and set up another subsidiary.  BSIE related party transactions are no longer applicable in the current operations.

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

Audit Fees

The aggregate fees billed by Albert Wong & Co. for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $14,103 and $24,615 for the year ended December 31, 2013 and 2012.

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

BAOSHINN CORPORATION

Dated: April 29, 2014	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

s/ SeanWebster Sean Webster	President/CFO/Director/ Secretary/CEO	April 29, 2014