Form 10-Q
period 2014-03-31
Baoshinn Corp
filed 2014-05-15
CIK 1365357

>

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Unit 1010 Miramar Tower,

132 Nathan Road, Tsimshatsui, Kowloon, Hong Kong

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

APPLICABLE ONLY TO ISSUERS INVOLVED INBANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2014, the Company had 18,025,003 shares of common stock outstanding.

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (unaudited)

3

Consolidated Balance Sheet (unaudited) at March 31, 2014 and at December 31, 2013

3

Consolidated Statement of Operation (unaudited) for the three months ended March 31, 2013 and March 31, 2014

4

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income

5

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2013 and March 31, 2014

6

Notes to Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosure About Market Risks

26

Item 4. Controls and Procedures

26

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

27

Item 1A. Risk Factors

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Mine Safety Disclosures

27

Item 5. Other Information

27

Item 6. Exhibits

27

Signatures

28

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and December 31, 2013

(Stated in US Dollar)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Mar 31,	Dec 31,
	2014	2013
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	449	6,280
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	-	-
Amount due from related party – Note 8	-	-

Total Current Assets	449	6,280
Plant and equipment	-	-

TOTAL ASSETS	449	6,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	1,904	1,904
Other payables and accrued liabilities – Note 7	116,371	64,776
Due to related party – Note 8	51,103	46,328
Total current liabilities	169,378	113,008

TOTAL LIABILITIES	169,378	113,008

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2014 - US$0.001 (2013: US$0.001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2014– 18,025,000 shares (2013– 18,025,000)*	1,803	1,803
Additional paid-in capital	893,924	893,924
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,064,656)	(1,002,455)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(168,929)	(106,728)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(168,929)	(106,728)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	449	6,280

*The number of common stocks outstanding as at Dec 31, 2013 and Mar 31, 2014 are retrospective stated according to a result of a reverse stock split and reverse merger during year ended Mar 31, 2014.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

			Apr 15, 2011
	Three Months Ended 31 Mar, 2014	Three Months Ended 31 Mar, 2013	(Inception) Through 31 Mar, 2014
	$	$	$

Retail and Corporate revenue	-	-	-
Commission from travel booking services	-	-	-
Incentive commissions	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Depreciation	-	-	-
Administrative and other operating expenses	62,201	19,835	303,295

(Loss)/Income from operations	(62,201)	(19,835)	(303,295)
Interest expenses – Note 5	-	15	15

(Loss)/Income before income taxes	(62,201)	(19,850)	(303,310)
Income taxes - Note 6	-	-	-

Net (Loss)/Income	(62,201)	(19,850)	(303,310)
Non-controlling interest	-	-	-

Net Income (Loss) attributable to the Company	(62,201)	(19,850)	(303,310)

Earnings per share of common stock – Note 4
- Basic	(0.35) cents	(0.93) cents*	(3.28) cents*
- Diluted	(0.35) cents	(0.93) cents*	(3.28) cents*

Weighted average number of common stock – Note 4
- Basic	18,025,000	2,140,000*	9,223,387*
- Diluted	18,025,000	2,140,000*	9,223,387*

*As the number of common shares outstanding decreased as a result of a reverse stock split during year ended December 31, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
March 31, 2013	---	---		---		---		(336)	(336)

Balance, March 31, 2013	400,000	$400		$0		$0		$(336)	$64

Balance, April 1, 2013	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	(186)		752,337		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)

Issuance of common stock	15,000,003	1,500		73,500		---		---	75,000

Forfeiture of common stock (Non-payment)	(3,365,000)	(336)		(16,488)		---		---	(16,824)

Stock based compensation	4,250,000	425		84,575		---		---	85,000

Net Loss	---	---		---		---		(240,773)	(240,773)

Balance, Dec 31, 2013	18,025,003	$1,803		$893,924	$	---		$(1,002,455)	$(106,728)

Balance, January 1, 2014	18,025,003	1,803		893,924		---		(1,002,455)	(106,728)

Net loss	---	---		---		---		(62,201)	(62,201)

Balance, March 31, 2014	18,025,003	$1,803		$893,924		$0		$(1,064,656)	$(168,929)

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended 31 Mar, 2014	Three Months Ended 31 Mar, 2013	Apr 15, 2011 (inception) Through 31 Mar, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(62,201)	(19,850)	(303,310)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	-	(9,195)	(9,195)
Stock based compensation			85,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	-	-
Accounts payable	-	1,176	1,904
Deferred revenue	-	-	-
Other payables and accrued liabilities	51,595	30,557	116,371
Income tax payable	-	-	-
Net cash flows generated from operating activities	(10,606)	2,688	(109,230)
Cash flows from investing activity
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from Issuance of common stock	-	-	58,576
Amounts due to related parties	4,775	13,045	51,103
Net cash flows generated from / (used in) financing activities	4,775	13,045	109,679
Net increase/(decrease) in cash and cash equivalents	(5,831)	15,733	449
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	6,280	64	0
Cash and cash equivalents - end of year	449	15,797	449
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	(15)	(15)
Income taxes	-	-	-

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

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to March 31, 2014.

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

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock. These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000. These shares were sold on a private placement basis and the

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information (continued)

Company paid no commission in connection with such sales. All sales were made outside of the United States. Securities issued by the Company did not involve any public offering of securities. Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision. The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they are aware that the securities are not registered under the Securities Act. The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to March 31, 2014.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at March 31, 2014, at Dec 31, 2013 and for the period from April 15, 2011 (date of inception), to March 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,064,656 for the period from April 15, 2011 (date of inception), to March 31, 2014. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to March 31, 2014.

The Company has limited operations and is considered to be in the development stage under ASC 915-15.  The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.  Summary of significant accounting policies (continuted)

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended 31 March, 2014. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Three Months ended	Three Months ended
	Mar 31, 2014	Mar 31, 2013
Year end HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2014 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presen

	Three Months Ended 31 Mar, 2014	Three Months Ended 31 Mar, 2013
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(62,201)	(19,850)

Denominator:
Basic weighted average shares	18,025,000	2,140,000
Effect of dilutive securities	-	-

Diluted weighted average shares	18,025,000	2,140,000

Basic earnings per share:	(0.35) cents	(0.93) cents

Diluted earnings per share:	(0.35) cents	(0.93) cents

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

During three months ended March 31, 2014, the Group did not record stock-based compensation expense.

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

●

The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

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

5.

Interest expenses

	Three Months Ended	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
	$	$

Interest expense	-	15

	-	15

6.

Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2014 and 2013.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2014 and 2013. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

7.

Other payables and accrued liabilities

	Mar 31,	Dec 31,
	2014	2013
	$	$

Sale deposits received	-	-
Accrued expenses	116,371	64,776
Other payables	-	-
	116,371	64,776

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Amount due to related party

Amount due to related party are as follows:

	March 31	Dec 31
	2014	2013
	$	$

Amount due to related party	51,103	46,328

As of March 31, 2014 and Dec 31, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The effective date for certain aspects of ASC 820 was deferred and currently being evaluated by The Group. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Group to fair value measurements prospectively beginning November 1, 2010. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2014 and Dec 31, 2013:

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	March 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	449	449	-	-

Fair Value Measurements at reporting date using
	December 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	6,280	6,280	-	-

10.

 Commitments and contingencies

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, all prior commitments and contingencies are no longer applicable in the current operation.

11.

Spin-off

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit.

The balance of investment in the prior operation unit before March 4, 2013 was $532,235. On March 4, 2013, the profits were generated by the prior operation unit.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to March 31, 2014.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to March 31, 2014.

In the three months ended March 31, 2014 and 2013, we derived no revenues from our operation.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended March 31 2014	Three months Ended March 31, 2013
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(62,201)	(19,835)

Income/(Loss) from operations	(62,201)	(19,835)
Interest expenses – Note 7	-	(15)

Income/(Loss) before income taxes	(62,201)	(19,850)
Income taxes - Note 8	-	-

Net Income/(Loss)	(62,201)	(19,850)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(62,201)	(19,850)

Revenues

In the three months ended March 31, 2014 and 2013, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended March 31, 2014 and 2013, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended March 31, 2014 were $62,201, while the operating expenses for the three months ended March 31, 2013 were $19,835. Our operating expenses increased 213.59% attributed to the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the three months ended March 31, 2014 were $0, while the operating expenses for the three months ended March 31, 2013 were $15. The interest expenses were immaterial.

Total attributed loss for the three months ended March 31, 2014 were $62,201; while the attributed loss for the three months ended March 31, 2013 were $19,850. Our attributed loss increased 213.59% owing to the development of a new business venture which is totally different from the prior BSIE operations.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $62,201 and 19,850 for the three months ended March 31, 2014 and 2013; and a net loss since inception of $1,064,656. On December 31, 2013 and on March 31, 2014 we had cash on hand of $6,280 and $449. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Three Months Ended Mar 31, 2014		For Three Months Ended Mar 31, 2013
	(unaudited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	(10,606)	2,688

Net cash flows (used in)/provided by investing activities	-	-

Net cash flows provided by/(used in) financing activities	4,775	13,045

Net increase/(decrease) in cash and cash equivalents	(5,831)	15,733
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	6,280	64

Cash and cash equivalents - end of period	449	15,797

Operating Activities

Net cash used in operating activities was $10,606 for the three months ended March 31, 2014 as compared to net cash generated in operating activities of $2,688 for the three months ended March 31, 2013. The decrease in cash used during the three months ended March 31, 2014 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees. The increase in cash generated during the three months ended March 31, 2013 is mainly due to the net loss from operation.

Investing Activities

No investment activities had generated or used any cash.

Financing Activities

Net cash provided by financing activities was $4,775 and $13,045 for the three months ended March 31, 2014 and 2013. This reflected an advance from related parties as of March 31, 2014 during the three months ended March 31 2014, as compared to $13,045 net cash generated from issuance of common stock during the three months ended March 31, 2013.

As of March 31, 2014, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

C.  Off-Balance Sheet Arrangements.

The Company has no off-balance sheet obligations or guarantees and has not used special purpose entities for any transacti

D.  Contractual Obligations.

The Company has no contractual obligations in debt, lease, purchases or any other arrangements

Item 3. Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all material misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

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

Dated: May 14, 2014

BAOSHINN CORPORATION

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director