Form 10-Q
period 2014-06-30
Baoshinn Corp
filed 2014-08-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2014, the Company had 18,025,003 shares of common stock outstanding.

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (unaudited)

4

Consolidated Balance Sheet (unaudited) at June 30, 2014 and at December 31, 2013

4

Consolidated Statement of Operation (unaudited) for the six months ended June 30, 2013 and June 30, 2014

5

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

6

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and June 30, 2014

7

Notes to Consolidated Financial Statements

8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

24

Item 3. Quantitative and Qualitative Disclosure About Market Risks

28

Item 4. Controls and Procedures

28

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

29

Item 1A. Risk Factors

29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3. Defaults Upon Senior Securities

29

Item 4. Mine Safety Disclosures

29

Item 5. Other Information

29

Item 6. Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and December 31, 2013

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Jun 30,	Dec 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$205	$6,280
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	-	-
Amount due from related party – Note 8	-	-
Total Current Assets	205	6,280
Plant and equipment	-	-

TOTAL ASSETS	205	6,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	1,904	1,904
Other payables and accrued liabilities – Note 7	173,874	64,776
Due to related party – Note 8	57,548	46,328
Total current liabilities	233,326	113,008

TOTAL LIABILITIES	233,326	113,008

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2014 - US$.0001 (2013: US$.0001)
Authorized: 2012 – Authorized: 2012 - 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2014 – 18,025,003 shares (2013 – 18,025,003)*	1,803	1,803
Additional paid-in capital	893,924	893,924
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,128,848)	(1,002,455)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(233,121)	(106,728)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(233,121)	(106,728)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	205	6,280

*The number of common stocks outstanding as at December 31, 2013 and June 30, 2014 are retrospective stated according to a result of a reverse stock split and reverse merger that occurred in October, 2011.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Jun 30, 2014	Three Months Ended Jun 30, 2013	Six Months Ended Jun 30, 2014	Six Months Ended Jun 30, 2013	Apr 15, 2011 (Inception) Through Jun 30, 2014
	$	$	$	$	$
Retail and Corporate revenue	-	-	-	-	-
Commission from travel booking services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income – Note 5	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	64,193	68,144	126,393	87,979	367,488

(Loss)/Income from operations	(64,193)	(68,144)	(126,393)	(87,979)	(367,488)
Interest expenses – Note 5	-	-	-	15	15

(Loss)/Income before income taxes	(64,193)	(68,144)	(126,393)	(87,994)	(367,503)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(64,193)	(68,144)	(126,393)	(87,994)	(367,503)
Non-controlling interest	-	-	-	-	-
	______________	____________	______________	_______________	________________
Net Income (Loss) attributable to the Company	(64,193)	(68,144)	(126,393)	(87,994)	(367,503)
Earnings per share of common stock – Note 4
- Basic	(0.36) cents	(0.88) cents*	(0.70) cents	(1.77) cents*	(3.60) cents*
- Diluted	(0.36) cents	(0.88) cents*	(0.70) cents	(1.77) cents*	(3.60) cents*

Weighted average number of common stock – Note 4
- Basic	18,025,003	7,772,967*	18,025,003	4,972,044*	10,215,886*
- Diluted	18,025,003	7,772,967*	18,025,003	4,972,044*	10,215,886*

*As the number of common shares outstanding decreased as a result of a reverse stock split that occurred in October, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)
Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
Dec 31, 2012	---	---		---		---		(336)	(336)
Balance, Dec 31, 2012	400,000	$400		$0		$0		$(336)	$64
Balance, January 1, 2013	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	(186)		752,337		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)
Issuance of common stock	15,000,003	1,500		73,500		---		---	75,000
Forfeiture of common stock (Non-payment)	(3,365,000)	(336)		(16,488)		---		---	(16,824)
Stock based compensation	4,250,000	425		84,575		---		---	85,000

Net Loss	---	---		---		---		(240,773)	(240,773)
Balance, Dec 31, 2013	18,025,003	$1,803		$893,924	$	---		$(1,002,455)	$(106,728)
Balance, January 1, 2014	18,025,003	1,803		893,924		---		(1,002,455)	(106,728)
Net loss	---	---		---		---		(126,393)	(126,393)
Balance, June 30, 2014	18,025,003	$1,803		$893,924		$0		$(1,128,848)	$(233,121)

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended Jun 30, 2014	Six Months Ended Jun 30, 2013	Apr 15, 2011 (inception) Through Jun 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(126,393)	(87,994)	(367,503)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	-	(9,195)	(9,195)
Stock based compensation			85,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	(75,000)	-
Accounts payable	-	6,154	1,904
Deferred revenue	-	-	-
Other payables and accrued liabilities	109,098	49,222	173,874
Income tax payable	-	-	-
Net Net cash flows (used in) operating activities	(17,295)	(116,813)	(115,920))
Cash flows from investing activity
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from Issuance of common stock	-	83,500-	58,577
Amounts due to related parties	11,220	33,448	57,548
Net cash flows generated from / (used in) financing activities	11,220	116,948	116,125
Net increase/(decrease) in cash and cash equivalents	(6,075)	135	205
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	6,280	64	0
Cash and cash equivalents - end of year	205	199	205
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	(15)	(15)
Income taxes	-	-	-

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

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to June 30, 2014.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information (continued)

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock. These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States. Securities issued by the Companydid not involve any public offering of securities. Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision. The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they are aware that the securities are not registered under the Securities Act. The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to June 30, 2014.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at June 30, 2014, at Dec 31, 2013 and for the period from April 15, 2011 (date of inception), to June 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,128,848 for the period from April 15, 2011 (date of inception), to June 30, 2014. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to June 30, 2014.

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

Advertising expenses incurred in the operation was $7,754 and $0 for the six months ended Jun 30, 2014 and 2013 respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months ended June 30, 2014. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (continued)

Foreign currency translation

The consolidated financial statements of the Company are presented in United States Dollars (“US$”).  Transactions in foreign currencies during the period are translated into US$ at the exchange rates prevailing at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date.  All transaction differences are recorded in the income statement.

The accompanying consolidated financial statements are presented in United States dollars (US$). The Company’s subsidiary in Hong Kong has its local currency, Hong Kong Dollars (“HK$”), as its functional currency.  On consolidation, the financial statements of the Company’s subsidiary in Hong Kong is translated from HK$ into US$ in accordance with ASC Topic 830 “Foreign Currency Matters”.  During 2013 and 2014, the Hong Kong dollars are translated from HK$ with a ratio of US$1.00=HK$7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the period. Translation of amounts from HK$ into US$ has been made at the following exchanges rates for the respective periods:

	Six Months ended	Six Months ended
	Jun 30, 2014	Jun 30, 2013
Year(Period) end HK$ : US$ exchange rate	7.8	7.8
Average yearly(periodically) HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for six months ended June 30, 2014 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended Jun 30 2014	Six Months Ended Jun 30, 2013
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(126,393)	(87,994)

Denominator:
Basic weighted average shares	18,025,003	4,972,044
Effect of dilutive securities	-	-

Diluted weighted average shares	18,025,003	4,972,044

Basic earnings per share:	(0.70) cents	(1.77) cents

Diluted earnings per share:	(0.70) cents	(1.77) cents

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

During six months ended June 30, 2014, the Group did not record stock-based compensation expense.

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

5.

Interest expenses

	Six Months Ended	Six Months Ended
	Jun 30, 2014	Jun 30, 2013
	$	$

Interest expense	-	15

	-	15

6.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2014 and 2013.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2014 and 2013. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

7.

Other payables and accrued liabilities

	Jun 30,	Dec 31,
	2014	2013
	$	$

Sale deposits received	-	-
Accrued expenses	173,874	64,776
Other payables	-	-
	173,874	64,776

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Amount due to related party

Amount due to related party are as follows:

	June 30	Dec 31
	2014	2013
	$	$

Amount due to related party	57,548	46,328

As of June 30, 2014 and Dec 31, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2014 and Dec 31, 2013:

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Fair Value Measurements (Continued)

Fair Value Measurements at reporting date using
	June 30, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	205	205	-	-

Fair Value Measurements at reporting date using
	December 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	6,280	6,280	-	-

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

12.

Subsequent Events

The Company has evaluated all other subsequent events as of August 15, 2014 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to June 30, 2014.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to June 30, 2014.

In the three and six months ended June 30, 2014 and 2013, we derived no revenues from our operation.

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30 2014	Three months Ended June 30, 2013
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(64,193)	(68,144)

Income/(Loss) from operations	(64,193)	(68,144)
Interest expenses – Note 7	-	-)

Income/(Loss) before income taxes	(64,193)	(68,144)
Income taxes - Note 8	-	-

Net Income/(Loss)	(64,193)	(68,144)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(64,193)	(68,144)

Revenues

In the three months ended June 30, 2014 and 2013, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2014 and 2013, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended June 30, 2014 were $64,193, while the operating expenses for the three months ended June 30, 2013 were $68,144. Our operating expenses decreased 5.80% attributed to the reduce expenses on the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the three months ended June 30, 2014 were $0, while the operating expenses for the three months ended June 30, 2013 were $0.

Total attributed loss for the three months ended June 30, 2014 were $64,193; while the attributed loss for the three months ended June 30, 2013 were $68,144. Our attributed loss decreased 5.8% owing to the reduce expenses on the development of a new business venture which is totally different from the prior BSIE operations.

Results of Operations for thesix months ended June 30, 2014 compared to the six months ended June 30, 2013

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30 2014	Six months Ended June 30, 2013
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(126,393)	(87,979)

Income/(Loss) from operations	(126,393)	(87,979)
Interest expenses – Note 7	-	(15)

Income/(Loss) before income taxes	(126,393)	(87,994)
Income taxes - Note 8	-	-

Net Income/(Loss)	(126,393)	(87,994)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(126,393)	(87,994)

Revenues

In the six months ended June 30, 2014 and 2013, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the six months ended June 30, 2014 and 2013, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the six months ended June 30, 2014 were $126,393, while the operating expenses for the six months ended June 30, 2013 were $87,979. Our operating expenses increased 43.66% attributed to the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the six months ended June 30, 2014 were $0, while the operating expenses for the six months ended June 30, 2013 were $15. The interest expenses were immaterial.

Total attributed loss for the six months ended June 30, 2014 were $126,393; while the attributed loss for the six months ended June 30, 2013 were $87,994. Our attributed loss increased 43.64% owing to the development of a new business venture which is totally different from the prior BSIE operations.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $126,393 and 87,994 for the six months ended June 30, 2014 and 2013; and a net loss since inception of $367,503. On December 31, 2013 and on June 30, 2014 we had cash on hand of $6,280 and $205. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Six Months Ended Jun 30, 2014		For Six Months Ended Jun 30, 2013
	(unaudited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	(17,295)	(116,813)

Net cash flows (used in)/provided by investing activities	-	-

Net cash flows provided by/(used in) financing activities	11,220	116,948

Net increase/(decrease) in cash and cash equivalents	(6,075)	135
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	6,280	64

Cash and cash equivalents - end of period	205	199

Operating Activities

Net cash used in operating activities was $17,295 for the six months ended June 30, 2014 as compared to net cash used in operating activities of $116,813 for the six months ended June 30, 2013. The decrease in cash used during the six months ended June 30, 2014 is mainly due to the net loss from operation, The increase in cash used during the six months ended June 30, 2013 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees.

Investing Activities

No investment activities had generated or used any cash.

Financing Activities

Net cash provided by financing activities was $11,220 and $116,948 for the six months ended June 30, 2014 and 2013. This reflected an advance from related parties as of June 30, 2014 during the six months ended June 30 2014, as compared to $116,948 net cash generated from issuance of common stock during the six months ended June 30, 2013.

As of June 30, 2014, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

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

Dated: August 13, 2014

BAOSHINN CORPORATION

By: /s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director