Form 10-Q
period 2014-09-30
Baoshinn Corp
filed 2014-11-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2014, the Company had 18,325,003 shares of common stock outstanding.

BAOSHINN CORPORATION
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (unaudited)

3

Consolidated Balance Sheet (unaudited) at September 30, 2014 and at December 31, 2013

4

Consolidated Statement of Operation (unaudited) for the nine months ended September 30, 2013 and September 30, 2014

5

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

6

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2014

7

Notes to Consolidated Financial Statements

8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3. Quantitative and Qualitative Disclosure About Market Risks

27

Item 4. Controls and Procedures

27

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

28

Item 1A. Risk Factors

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3. Defaults Upon Senior Securities

28

Item 4. Mine Safety Disclosures

29

Item 5. Other Information

29

Item 6. Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Baoshinn Corporation

Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and Year Ended December 31, 2013

(Stated in US Dollars)

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Sept 30,	Dec 31,
	2014	2013
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	3,138	6,280
Accounts receivable	-	-
Deposits, prepaid expenses and other receivables	-	-
Amount due from related party – Note 8	-	-

Total Current Assets	3,138	6,280
Plant and equipment	-	-

TOTAL ASSETS	3,138	6,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	-	1,904
Other payables and accrued liabilities – Note 7	146,681	64,776
Due to related party – Note 8	33,636	46,328
Total current liabilities	180,317	113,008

TOTAL LIABILITIES	180,317	113,008

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2014 - US$.0001 (2013: US$.0001)
Authorized: 2012 – Authorized: 2012 - 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2014 – 18,325,003 shares (2013 – 18,025,003)*	1,833	1,803
Additional paid-in capital	1,043,894	893,924
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,222,906)	(1,002,455)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(177,179)	(106,728)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(177,179)	(106,728)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,138	6,280

*The number of common stocks outstanding as at Dec 31, 2013 and Sept 30, 2014 are retrospective stated according to a result of a reverse stock split and reverse merger during period ended Sept 30, 2014.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013	Apr 15, 2011 (Inception) Through Sept 30, 2014
	$	$	$	$	$

Retail and Corporate revenue	-	-	-	-	-
Commission from travel services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income – Note 5	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	94,189	37,956	220,582	125,935	461,677

(Loss)/Income from operations	(94,189)	(37,956)	(220,582)	(125,935)	(461,677)
Other non-operating income	131	-	131	-	131
Interest expenses – Note 5	-	-	-	15	15

(Loss)/Income before income taxes	(94,058)	(37,956)	(220,451)	(125,950)	(461,561)
Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(94,058)	(37,956)	(220,451)	(125,950)	(461,561)
Non-controlling interest	-	-	-	-	-
	______________	____________	______________	_______________	________________
Net Income (Loss) attributable to the Company	(94,058)	(37,956)	(220,451)	(125,950)	(461,561)
Earnings per share of common stock – Note 4
- Basic	(0.51) cents	(0.18) cents*	(1.22) cents	(1.33) cents*	(4.18) cents*
- Diluted	(0.51) cents	(0.18) cents*	(1.22) cents	(1.33) cents*	(4.18) cents*
Weighted average number of common stock – Note 4
- Basic	18,302,174	20,935,070*	18,118,407	9,469,563*	11,043,404*
- Diluted	18,302,174	20,935,070*	18,118,407	9,469,563*	11,043,404*

*As the number of common shares outstanding decreased as a result of a reverse stock split during period ended June 30, 2014, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss for the
year ended
Dec 31, 2012	---	---		---		---		(336)	(336)

Balance, Dec 31, 2012	400,000	$400		$0		$0		$(336)	$64

Balance, January 1, 2013	400,000	$400		$0		$0		$(336)	$64

Effect of Reverse Merger and Recapitalization	1,740,000	(186)		752,337		---		(151,392)	600,759

Spin-off of subsidiaries	---	---		---		---		(609,954)	(609,954)
Issuance of common stock	15,000,003	1,500		73,500		---		---	75,000
Forfeiture of common stock (Non-payment)	(3,365,000)	(336)		(16,488)		---		---	(16,824)
Stock based compensation	4,250,000	425		84,575		---		---	85,000

Net Loss	---	---		---		---		(240,773)	(240,773)
Balance, Dec 31, 2013	18,025,003	$1,803		$893,924	$	---		$(1,002,455)	$(106,728)

Balance, January 1, 2014	18,025,003	1,803	893,924	---	(1,002,455)	(106,728)
Issuance of common stock	300,000	30	149,970	---	----	150,000
Net loss	---	---	---	---	(220,451)	(220,451)
Balance, Sept 30, 2014	18,325,003	$1,833	$1,043,894	$0	$(1,222,906)	$(177,179)

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013	Apr 15, 2011 (inception) Through Sept 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows from operating activities
Net (Loss)/Income	(220,451)	(125,950)	(461,560
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	-	(9,195)	(9,195)
Stock based compensation			85,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	(75,000)	-
Accounts payable	(1,904)	1,904	-
Deferred revenue	-	-	-
Other payables and accrued liabilities	81,905	62,043	146,682
Income tax payable	-	-	-
Net Net cash flows (used in) operating activities	(140,450)	(146,198)	(239,074)
Cash flows from investing activity
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	-	-	-

Cash flows from financing activities
Proceed from Issuance of common stock	150,000	96,250	208,577
Amounts due to related parties	(12,692)	50,115	33,636
Net cash flows generated from / (used in) financing activities	137,308	146,365	242,213
Net increase/(decrease) in cash and cash equivalents	(3,142)	167	3,138
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	6,280	64	0
Cash and cash equivalents - end of year	3,138	231	3,138
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	(15)	(15)
Income taxes	-	-	-

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

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquire but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to September 30, 2014.

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

On July 8, 2014 the Registrant completed an offering of 300,000 shares of common stock and warrants (the “Units”). These Units were sold to one shareholder for a total consideration of $150,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

On August 1, 2014 Baoshinn Corporation subscribed to 1,000,000 shares of the $.0001 par value common stock of Green Standard Technologies, Inc., a Corporation duly organized under the laws of the State of Nevada for $100.00.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to September 30, 2014.

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

Green Standard Technologies, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resources.  Management believes that this online presence is essential in developing and expanding their existing business.

On October 29, 2014 Baoshinn Corp., through its wholly owned subsidiary, Green Standard Technologies, Inc., entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions, according to a mutually agreed upon set of features and milestones for a minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at September 30, 2014, at Dec 31, 2013 and for the period from April 15, 2011 (date of inception), to September 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,222,906 for the period from April 15, 2011 (date of inception), to September 30, 2014. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to September 30, 2014.

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

Advertising expenses incurred in the operation was $7,754 and $0 for the nine months ended September 30, 2014 and 2013 respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended September 30, 2014. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Nine Months ended	Nine Months ended
	Sept 30, 2014	Sept 30, 2013
Year(Period) end HK$ : US$ exchange rate	7.8	7.8
Average yearly(periodically) HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for nine months ended September 30, 2014 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended Sept 30 2014	Nine Months Ended Sept 30, 2013
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(220,451)	(125,950)

Denominator:
Basic weighted average shares	18,118,407	9,469,563
Effect of dilutive securities	-	-

Diluted weighted average shares	18,118,407	9,469,563

Basic earnings per share:	(1.22) cents	(1.33) cents

Diluted earnings per share:	(1.22) cents	(1.33) cents

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

During nine months ended September 30, 2014 and 2013, the Group did not record stock-based compensation expense except those transactions disclosed in Note 8.

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

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

>

4.   Summary of significant accounting policies (continued)

It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

5.

Interest expenses

	Nine Months Ended	Nine Months Ended
	Sept 30, 2014	Sept 30, 2013
	$	$

Interest expense	-	15

	-	15

6.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2014 and 2013.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2014 and 2013. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Other payables and accrued liabilities

	Sept 30, 2014	Dec 31, 2013
	$	$

Sale deposits received	-	-
Accrued expenses	146,681	64,776
Other payables	-	-
	146,681	64,776

8.

Related party transactions

Amount due to related party are as follows:

	Sept 30, 2014	Dec 31, 2013
	$	$

Amount due to related party	33,636	46,328

As of September 30, 2014 and Dec 31, 2013, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Fair Value Measurements (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2014 and Dec 31, 2013:

Fair Value Measurements at reporting date using
	Sept 30, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	3,138	3,138	-	-

Fair Value Measurements at reporting date using

	December 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	6,280	6,280	-	-

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

12.

Common Stock

On July 8, 2014 the Registrant completed an offering of 300,000 shares of common stock and warrants (the “Units”).  These Units were sold to one shareholder for a total consideration of $150,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”).  These Units were sold to two shareholders for a total consideration of $80,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

All sales were made outside of the United States.  Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act.

13.

Subsequent Events

The Company has evaluated all other subsequent events as of November 14, 2014 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except for:

On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”).  These Units were sold to two shareholders for a total consideration of $80,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to September 30, 2014.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to September 30, 2014.

Green Standard Technologies, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resources.  Management believes that this online presence is essential in developing and expanding their existing business.

In the three and nine months ended September 30, 2014 and 2013, we derived no revenues from our operation.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Sept 30 2014	Three months Ended Sept 30, 2013
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(94,189)	(37,956)

Income/(Loss) from operations	(94,189)	(37,956)
Other non-operating income	131	-
Interest expenses – Note 7	-	-)

Income/(Loss) before income taxes	(94,058)	(37,956)
Income taxes - Note 8	-	-

Net Income/(Loss)	(94,058)	(37,956)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(94,058)	(37,956)

Revenues

In the three months ended September 30, 2014 and 2013, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended September 30, 2014 and 2013, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended September 30, 2014 were $94,189, while the operating expenses for the three months ended September 30, 2013 were $37,956. Our operating expenses increased 148.15% attributed to the increase expenses on the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the three months ended September 30, 2014 were $0, while the operating expenses for the three months ended September 30, 2013 were $0.

Total attributed loss for the three months ended September 30, 2014 was $94,058; while the attributed loss for the three months ended September 30, 2013 was $37,956. Our attributed loss increased 147.81% owing to the increased expenses in connection with the development of a new business venture which is totally different from the prior BSIE operations.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended Sept 30 2014	Nine months Ended Sept 30, 2013
	$	$

Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(220,582)	(125,935)

Income/(Loss) from operations	(220,582)	(125,935)
Other non-operating income	131	-
Interest expenses – Note 7	-	(15)

Income/(Loss) before income taxes	(220,451)	(125,950)
Income taxes - Note 8	-	-

Net Income/(Loss)	(220,451)	(125,950)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(220,451)	(125,950)

Revenues

In the nine months ended September 30, 2014 and 2013, we derived no revenues from our current operations.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2014 and 2013, we derived no cost of sales and no gross profits from our current operations.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the nine months ended September 30, 2014 were $220,582, while the operating expenses for the nine months ended September 30, 2013 were $125,935. Our operating expenses increased 75.16% attributed to the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the nine months ended September 30, 2014 were $0, while the operating expenses for the nine months ended September 30, 2013 were $15. The interest expenses were immaterial.

Total attributed loss for the nine months ended September 30, 2014 were $220,451; while the attributed loss for the nine months ended September 30, 2013 were $125,950. Our attributed loss increased 75.03% owing to the development of a new business venture which is totally different from the prior BSIE operations.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $220,451 and 125,950 for the nine months ended June 30, 2014 and 2013; and a net loss since inception of $461,561. On December 31, 2013 and on September 30, 2014 we had cash on hand of $6,280 and $3,138. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Nine Months Ended Sept 30, 2014		For Nine Months Ended Sept 30, 2013
	(unaudited)	(audited)
	$	$

Net cash flows generated from/( used in) operating activities	(140,450)	(146,198)

Net cash flows (used in)/provided by investing activities	-	-

Net cash flows provided by/(used in) financing activities	137,308	146,365

Net increase/(decrease) in cash and cash equivalents	(3,142)	167
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	6,280	64

Cash and cash equivalents - end of period	3,138	231

Operating Activities

Net cash used in operating activities was $140,450 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $146,198 for the nine months ended September 30, 2013. The decrease in cash used during the nine months ended September 30, 2014 is mainly due to the net loss from operation, The increase in cash used during the nine months ended September 30, 2013 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees.

Investing Activities

No investment activities had generated or used any cash.

Financing Activities

Net cash provided by financing activities was $137,308 and $146,365 for the nine months ended September 30, 2014 and 2013. This reflected net cash generated from issuance of common stock and offset a little bit by the reduction on advance from related parties as of September 30, 2014 during the nine months ended September 30, 2014, as compared to $146,365 net cash generated from issuance of common stock and increase in advance from related parties as of the nine months ended September 30, 2013.

As of September 30, 2014, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

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

(b)

Changes in internal controls.

There have been no significant changes in our internal controls over financial reporting or other factors that would significantly affect, or are reasonably likely to materially affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

Not applicable as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2014 the Registrant completed an offering of 300,000 shares of common stock and warrants (the “Units”).  These Units were sold to one shareholder for a total consideration of $150,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”).  These Units were sold to two shareholders for a total consideration of $80,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

All sales were made outside of the United States.  Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act.

The proceeds from the sales of equity are using as working capital for the daily operation of the Company.

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

Dated: November 14, 2014

BAOSHINN CORPORATION

By: /s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director