Form 10-Q/A
period 2014-09-30
Baoshinn Corp
filed 2014-11-18
CIK 1365357

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

On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”).  These Units were sold to one shareholder for a total consideration of $80,000.  These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

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

Dated: November 18, 2014

BAOSHINN CORPORATION

By: /s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director