Form 10-K
period 2014-12-31
Baoshinn Corp
filed 2015-04-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of June 30, 2014 was approximately $5,640,252.

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

18,585,003 common shares issued and outstanding as of December 31, 2014

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

PART I

ITEM 1. BUSINESS.

Background

Baoshinn Corporation (“The Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company merged with Baoshinn International Express, Inc. (“BSIE”) on March 31, 2006, by acquiring all of the issued and outstanding common stock of BSIE in a share exchange transaction. We issued 16,500,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of BSIE common stock.

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

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. Those products shall include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2014.

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

Syndicore Asia Limited – Professional Sports Video Syndication

Syndicore Asia Limited (“SAL”) is a wholly owned subsidiary of the Company formed under the laws of Hong Kong.  SAL is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. SAL will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, SAL plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

On December 15, 2013, SAL entered into a Distribution Agreement (the “Distribution Agreement”) with SendtoNews Video, Inc., a British Columbia company (“STN”). Under the terms of the Distribution Agreement, SAL was granted an exclusive license to use, modify, edit, reproduce, distribute, feed, store, communicate, display, and transmit STN’s content in the Asia Pacific Territory (the “Content”). STN is the content provider for various worldwide sporting events. STN would also provide on-going assistance to SAL with regard to technical, administrative, and service-orientated issues relating to the delivery, utilization, transmission, storage and maintenance of the Content.

On January 20, 2014, SAL entered into a revised Distribution Agreement whereby STN has agreed to provide SAL transferrable rights for the use, reproduction, storage, display, and transmission of certain content subject to pre-approval in writing from STN. In addition, the revised Distribution Agreement includes changes to the revenue sharing terms, and adds a share of advertising revenue directly resulting from aggregated content by SAL within the territory.

SAL will strive to become a leading digital content provider for the Asia Pacific region, capitalizing on an explosively growing market with local, regional and national content that was previously unavailable in the area. This is a new and exciting market, and offers exciting opportunities for expansion and growth. SAL will also be the exclusive Asian partner and distributor for SendtoNews. There is no assurance, however, that SAL will be successful in its efforts.

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

•

SAL currently have a mobile app in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.  For example, currently 30% of South China Morning Post’s traffic comes from smart phones and expecting that number to reach 40% in 2014. (www.inma.org).

•

In addition, we also hope to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, targeted ad campaigns, items or ideas promotions.  These online applications allow the SAL the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

•

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

‧

The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

‧

In 2013, China accounted for nearly 4 in every 10 digital ad dollars spent in the Asia-Pacific region. (Infographic)

‧

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

SAL currently has a mobile app in development and hopes to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for sporting events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.  For example, currently 30% of South China Morning Post’s traffic comes from Smartphones and it is expected that that number will reach 40% in 2014. (www.inma.org).

In addition, we also plan to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, and premium direct content sales. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, and targeted ad campaigns.  Items or ideas promotions allow SAL the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2014.

Green Standard Technologies, Inc. – Service Provider to the Cannabis Industry

On August 1, 2014 Baoshinn Corporation formed Green Standard Technologies, Inc., (“GST”) as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business is carried on by this subsidiary.

GST is in the medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.

On October 29, 2014, GST entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions according to a mutually agreed upon set of features and milestones for a minimum cost of $150,000; however, the cost could potentially be higher depending on the finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion.

GST is developing software and support solutions for the cannabis industry.   The new business model will consist of a website [www.greenNVY.com] and business management software available to cannabis retailers in those states where the sale of cannabis is legal, either for medical purposes or for recreational purposes.  The website will provide a platform for cannabis retailers to interface with retail customers.  It will also allow for the creation of an online community for retailers and the consumer.  The website will feature a clean, uncluttered and professional interface where the consumers can explore menus while researching strains of cannabis and pricing of cannabis from multiple sources.  The website will allow consumers to get discounts and coupons, which will encourage them to try new stores.    It will contain a geographical target map of the closest cannabis retail locations with a full profile of each retail outlet.  In addition, it will contain a social platform which will allow consumers to chat with each other and read and post reviews within the community.  In addition, it will create menu searches that can help the consumer quickly locate their favorite type or brand of cannabis products and services.

For a retailer the website will provide a cloud based business management system that centralizes and automates every aspect of running their business.  It will provide encrypted communications through GST’s proprietary whisper email and instant messaging platform.  It will also provide advertising opportunities in order to allow the retailer to develop new customers.  The software will also provide the retailer with global applications which outline menu and review information for each retail location.  It will provide mobile coupons through proximity marketing, email and text messages.  In addition, it will administer customer loyalty programs and customer porting features that include consumers past orders.   For the retailers business, it will offer employee management and human resources applications, payroll management, and employee scheduling.  It will also offer retailers payment processing, integration and inventory management.  The software will also provide the retailer with a sophisticated level of reporting of all the activity in the store, sales reporting by hour, day, etc., and reports of the best selling products broken down by category, average sale total and spot trends.

At the current time, 23 states have legalized the medicinal use of marijuana and another 10 states are currently considering legalization.   In addition, 4 states have made recreational use of cannabis legal, and there are several other states considering legalization of recreational use.

Revenues will be generated from retailers based on monthly subscriptions to the management software and placement on the website.  The fees will depend upon what types of features, functionality, marketing, advertising and exposure retailers with to have. In addition, GST will generate revenues from banner and text messages, blast advertising, and proximity marketing of email newsletter ads.

GST is currently in the startup stage and has no earnings to date.  Once it becomes fully operational its business will be strictly to provide products and services to the cannabis industry.  GST will not be involved in the purchase or sale of cannabis products.

Management’s plans to support GST’s operations by raising funds through the sale of the Company’s securities and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from the sale of securities, we will have to find alternative sources, such as loans from our officers, directors or others.  If we can’t raise enough cash, we will either have to suspend operations until the cash is raised, or cease business entirely.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “BHNN”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2014, was $0.35.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2010	.02	.02
June 30, 2010	.021	.021
September 30, 2010	.022	.022
December 31, 2010	.045	.045
March 31, 2011	.025	.02
June 30, 2011	.02	.02
September 30, 2011	.02	.02
December 31, 2011	.02	.02
March 31, 2012	.02	.02
June 30, 2012	.02	.02
September 30, 2012	.02	.02
December 31, 2012	.02	.02
March 31, 2013	.02	.02
June 30, 2013	.02	.02
September 30, 2013	1.00	.02
December 31, 2013	.85	.40
March 31, 2014	1.04	.72
June 30, 2014	.85	.70
September 30, 2014	.89	.55
December 31, 2014	.61	.25

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

(b)

HOLDERS. As of December 31, 2014, we had approximately 29 shareholders of record who held 18,585,003 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2014, there are approximately 50 beneficial owners of our Common Stock, when these shareholders are considered.

.

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

1)

On July 8, 2014 the Registrant completed an offering of 300,000 shares of common stock and warrants (the “Units”). These Units were sold to one shareholder for a total consideration of $150,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

2)

On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”). These Units were sold to one shareholder for a total consideration of $80,000. These units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

3)

On December 8, 2014 the Registrant completed an offering of 100,000 shares of its common stock. These shares were sold to one shareholder for a total consideration of $30,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

All sales were made outside of the United States. Securities issued by the Company in these transactions are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. These transactions did not involve any public offering of securities. The Investor who purchased securities in the private placement had access to information about the Registrant which was necessary to allow it to make an informed investment decision. The Registrant has been informed that the shareholder is able to bear the economic risk of his investment and it is aware that the securities are not registered under the Securities Act. The purchaser of the securities has been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

All purchasers represented in writing that it acquired the securities for its own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

Current Operating

In the twelve (12) months ended December 31, 2014, we derived no revenues from our current business operations.

Olive Oil Direct International, Inc.

On March 4, 2013 Baoshinn Corporation (“Baoshinn”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Baoshinn shareholders (the “Baoshinn Selling Shareholders”) transferred 1,485,000 shares of the common stock of Baoshinn (the “Baoshinn Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Baoshinn, and they paid $100,000.00 in cash to the Baoshinn Selling Shareholders.  Immediately prior to the closing of the acquisition, Baoshinn spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI became a wholly-owned subsidiary of Baoshinn, however, subsequently on March 31, 2015 OODI was sold to a third party.

Results of Operations for the Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013

On March 31, 2013, the Company spun off the prior operating company, merged with a new operating company, and set up another subsidiary.  BSIE is no longer applicable to the Company’s current operation.  Accordingly, BSIE revenues were excluded from the Company’s current operations.

The following table sets forth a summary of our consolidated statements of operations for the periods indicated:

	Twelve months Ended December 31, 2014	Twelve months Ended December 31, 2013
	$	$
Revenue	$0	$0

Administrative and other operating expenses	(364,830)	(240,758)

Income/(Loss) from operations	(364,830)	(240,758)
Other non-operating income	131	-
Interest expenses	-	(15)

Income/(Loss) before income taxes	(364,699)	(240,773)
Income taxes	-	-

Net Income/(Loss)	(364,699)	(240,773)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(364,699)	(240,773)

Revenues

Revenues Composition and Sources of Revenue Growth

In the twelve months ended December 31, 2014 and 2013, we derived no revenues from our current business operations due to the exclusion of the operations of BSIE.

We anticipate that we will generate revenue from website business, although there is no assurance that this will occur, and we have not started to receive revenues yet from that business.

Retail and Corporate Revenue

On March 4, 2013, the Company spun off the prior operating company, merged with a new operating company, and set up another subsidiary.  Revenues were zero for both of the period ending December 31, 2013 and for the period ending December 31, 2014.  In the future, the Company’s revenues, if any, will be generated from its web operations and the Company will no longer provide travel services.

Cost of Sales and Gross Profit

We do not have revenue, cost of sales and gross profit for the current period.

Decrease in Cost of Sales

Our cost of sales remained the same at 0% for the twelve months ended December 31, 2013 as compared to 0% for the twelve months ended December 31, 2014. This was due to the fact that current operations have not yet started.

 Decrease in Gross Profit Margin

Our gross profit margin rate remained the same at 0% for the twelve months ended December 31, 2014 as compared to 0% for the twelve months ended December 31, 2013. This was due to the fact that current operations have not yet started.

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2014 were $364,830, while the operating expenses for twelve months ended December 31, 2013 were $240,758.  The expenses increased due to the development of a new business venture which is totally different from the prior BSIE operations.

The table below sets forth the main category of expenses both in dollar amount and as a percentage of total revenue with the periods indicated,

	Twelve months ended December 31, 2014	% of Revenue	Twelve months ended December 31, 2013	% of Revenue
Salaries, commission, allowance	$0	0%	$0	0%
Legal & Professional fees	60,081	16.5%	46,985	19.5%
Office Rental	0	0%	0	0%
Other operating expenses	304.749	83.5%	193,773	80.5%
	$364,830	100%	$240,758	100%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances were $0 for the twelve months ended December 31, 2013, and they were $0 for the twelve months ended December 31, 2014. This was due to the fact that there was no salaries paid in the current period.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2013 were $46,985, while the legal and professional fees for twelve months ended December 31, 2014 were $60,081. Legal and professional fees in the year ended in 2014 were higher as compared to the year ended in 2013 due to the fact that BSIE’s expenses were not included and due to our legal and professional expenses incurred as a result of this on the SEC filings for the relevant period after the spinoff of BSIE.

Office Rental

Office rental for the twelve months ended December 31, 2013 was $0 and the office rental for the twelve months ended December 31, 2014 was zero.  This is due to the fact that we did not begin our operations during this period.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2013 were $193,773, while the other expenses for the twelve months ended December 31, 2014 were $304,749 with no revenue earned during this period in the current operation.  The increase in expenses was due to the increase in service fee expenses incurred on the web business venture.

Other Operating Income

Income

Income for the twelve months ended December 31, 2014 and 2013 was zero.

In 2014, we had no income because our new operations had not commenced.

Management Service Income

We have no service income in 2014 after the spinoff of BSIE, because we no longer earn such income.

Refund Write Back

There was no refund write back for the years ended December 31, 2014 and 2013.

Exchange Gain

The exchange gain was $0 for the twelve months ended December 31, 2014 as compared to $0 in the twelve months ended December 31, 2013.

Interest Income

Interest income was zero for the twelve months ended December 31, 2014, as compared to $0 for the twelve months ended December 31, 2013. On March 4, 2013, the Company spun off BSIE and as a result no interest income was down earned during the period.

Net Income/Loss

Our net loss was $364,699 for the twelve months ended December 31, 2014, as compared to a net loss of $240,773 for the twelve months ended December 31, 2013.  The increase was due to the fact that no revenue was generated during this period to offset the expenses while 2013 was the early stage of development and not many expenses were incurred.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $364,699 for the twelve months ended December 31, 2014 and a net loss since inception of $1,367,154. The 2014 loss was generated as a result of paying all necessary administrative expenses while the 2013 loss was generated as a result of the BSIE spin off being treated as a disposal of a subsidiary and a capital loss as well as the associated administrative expenses.  On December 31, 2014 we had cash on hand of $2,034. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2014. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2014		For Twelve Months Ended Dec 31, 2013
	(audited)	(audited)
	$	$
Net cash flows generated from/( used in) operating activities	(232,484)	(98,288)

Net cash flows (used in)/provided by investing activities	0	(0)

Net cash flows provided by/(used in) financing activities	228,238	104,504

Net increase/(decrease) in cash and cash equivalents	(4,246)	6,216
Effect of foreign currency translation	-	0
Cash and cash equivalents – beginning of year	6,280	64

Cash and cash equivalents – end of period	2,034	6,280

Operating Activities

Net cash used in operating activities was $98,288 for the twelve months ended December 31, 2013 as compared to net cash used by operating activities of $232,484 for the twelve months ended December 31, 2014. The increase in cash used during the twelve months ended December 31, 2014 is mainly due to the fact that we had no revenue stream after the spinoff of BSIE.

Investing Activities

Net cash used in investing activities was $0 for the twelve months ended December 31, 2013 as compared to net cash used in investing activities of $0 for the twelve months ended December 31, 2014. No cash was used in investing activities after the spinoff of BSIE, and the new operation did not generate cash to invest.

Financing Activities

For the twelve months ended December 31, 2013 and 2014, there were no external financing activities except for the gross proceeds of $58,176 and $260,000 received from the sale of 11,635,003 and 560,000 shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company.

The net cash generated from a related party’s loan was $31,762 for the twelve months ended December 31, 2014. These funds were used to help bridge the working capital gap, as compared to the repayment of loans of $46,328 from related parties during the twelve months ended December 31, 2013. The increase in borrowing from related parties is due to the need for cash to operate and build up our new business.

The amounts due to related parties are interest-free loans. These loans are unsecured and have no fixed repayment terms.

SUBSEQUENT EVENTS

Subsequently, on January 13, 2015 the Registrant completed an offering of 140,000 shares of common stock and warrants (the “Units”). The warrants are exercisable for a period of two years after the subscription date at an exercise price of $.40 per share. These Units were sold to one shareholder for a total consideration of $42,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

On March 31, 2015, the Company sold its subsidiary OODI to Jet Express Trading Limited, a Hong Kong registered company for $1,000.

Off-balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2014.

Tabular Disclosure of Contractual Obligations

The Company’s had no known contractual obligations as of December 31, 2014.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baoshinn Corporation

Consolidated Financial Statements

For the Year Ended December 31, 2014 and 2013

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baoshinn Corporation,

We have audited the accompanying consolidated balance sheet of Baoshinn Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2014 and December 31, 2013 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years and period ended December 31, 2014, 2013 and from April 15, 2011 (inception) through December 31, 2014.  These consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group and its subsidiaries as of December 31, 2014 and December 31, 2013 and the consolidated results of their operations and their cash flows for the years and period ended December 31, 2014, 2013 and from April 15, 2011 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/

AWC (CPA) Limited

Certified Public Accountants

Hong Kong, SAR

March 31, 2015

BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	As At December 31,
	2014	2013
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2,034	6,280
Accounts receivable	-	-
Deferred cost – Note 13	-	-
Restricted cash	-	-
Deposits, prepaid expenses and other receivables – Note 9	-	-
Amount due from related party – Note 12	-	-
Income tax prepaid	-	-
Total Current Assets	2,034	6,280
Plant and equipment – Note 10	-	-
TOTAL ASSETS	2,034	6,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	-	1,904
Deferred revenue – Note 13	-	-
Other payables and accrued liabilities – Note 11	198,895	64,776
Income tax payable	-	-
Due to related party	14,566	46,328
Total current liabilities	213,461	113,008

TOTAL LIABILITIES	213,461	113,008
COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2014 - US$.0001 (2013: US$.0001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares (2012: 300,000,000 common shares, 100,000,000 preferred shares)
Issued and outstanding: 2014 – 18,585,003 shares (2013:18,025,003)	1,859	1,803
Additional paid-in capital	1,153,868	893,924
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,367,154)	(1,002,455)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(211,427)	(106,728)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(211,427)	(106,728)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,034	6,280

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended Dec. 31, 2014	For Year Ended Dec. 31, 2013	April 15, 2011 (inception) Through Dec. 31, 2014
	$	$	$

Retail and Corporate revenue commission from	-	-	-
travel booking services	-	-	-
Incentive commissions	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Depreciation	-	-	-
Administrative and other operating expenses	(364,830)	(240,758)	(605,924)

(Loss)/income from operations	(364,830)	(240,758)	(605,924)
Other non-operating income - Note 6	130	-	131
Interest expenses – Note 7	-	(15)	(15)

(Loss)/income before income taxes	(364,699)	(240,773)	(605,808)
Income taxes - Note 8	-	-	-

Net (loss)/income	(364,699)	240,773	(605,808)
Non-controlling interest	-	-	-

Net (loss)/income attributable to the Company	(364,699)	(240,773)	(605,808)

(Loss)/earnings per share of common stock, basic and diluted – Note 4	(2.00 cents)	(1.99 cents)	(5.16 cents)

Weighted average number of common stock, basic and diluted – Note 4	18,221,932	12,118,233	11,738,345

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2014	For Year Ended Dec 31, 2013	April 15, 2011 (inception) Through Dec. 31, 2014
	$	$	$
Cash flows from operating activities
Net (loss)/income	(364,699)	(240,773)	(605,808)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	-	(9,195)	(9,195)
Stock based compensation	-	85,000	85,000
Non-controlling interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	-	-
Accounts payable	(1,904)	1,904	-
Disposal of fixed asset	-	-	-
Deferred revenue	-	-	-
Other payables and accrued liabilities	134,119	64,776	198,895
Income tax payable	-	-	-
Net cash flows (used in)/generated from operating activities	(232,484)	(98,288)	(331,108)
Cash flows from investing activity
Sale proceeds of fixed assets	-	-	-
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	-	-	-
Cash flows from financing activities
Proceeds from issuance of common stock	260,000	58,176	318,576
Amounts due from related parties	-	-	-
Amounts due to related parties	(31,762)	46,328	14,566
Increase in restricted cash	-	-	-
Dividend paid to non-controlling interest	-	-	-
Net cash flows generated from /(used in) financing activities	228,238	104,504	333,142
Net (decrease)/increase in cash and cash equivalents	(4,246)	6,216	2,034
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	6,280	64	-
Cash and cash equivalents - end of year	2,034	6,280	2,034
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	(15)	(15)
Income taxes	-	-

See notes to consolidated financial statements.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total
		$	$	$	$	$

Balance, April 1, 2012	400,000	400	-	-	-	400

Comprehensive income
Net Loss	-	-	-	-	(336)	(336)
Foreign currency translation
Adjustments	-	-	-	-	-	-

Balance, December 31, 2012	400,000	400	-	-	(336)	64

Balance, December 31, 2013	18,025,003	1,803	893,924	-	(1,002,455)	(106,728)

Issuance of common stock	560,000	56	259,944		-	260,000

Net loss	-	-	-	-	(364,699)	(364,699)

Balance, December 31, 2014	18,585,003	1,859	1,153,868	-	(1,367,154)	(211,427)

See notes to consolidated financial statements

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Baoshinn Corporation (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

On March 31, 2006, the Company consummated a merger (the “Merger”) with Bao Shinn International Express Limited (“BSIE”) by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock.  As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary.  BSIE owns 55% of Bao Shinn Holidays Limited (“BSHL”).

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

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to December 31, 2014.

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

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock for $75,000.

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

On October 29, 2014 Baoshinn Corp., through its wholly owned subsidiary, Green Standard Technologies, Inc., entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions. According to a mutually agreed upon set of features and milestones for a minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion.

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

On December 8, 2014 the Registrant completed an offering of 100,000 shares of common stock and warrants (the “Units”). These Units were sold to one shareholder for a total consideration of $30,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

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

Green Standard Technologies, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visions with medical and recreational marijuana resource.

On October 29, 2014 Green Standard Technologies, Inc., entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions, according to a mutually agreed upon set of features and milestones for minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion in the USA and potentially Europe.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

3.

Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $364,699 for the year ended December 31, 2014 and net loss $240,773 for the year ended December 31, 2013, it had an accumulated deficit of $1,367,154 and $1,002,455 as at December 31, 2014 and 2013.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2014 and 2013 respectively.

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

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, the prior deferred cost discussion is no longer applicable to the Company’s current operations.

Advertising expenses

Advertising expenses are charged to expense as incurred.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit.

Year Ended	Year Ended
Dec 31, 2014	Dec 31, 2013
$7,754	$0

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2014.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity.  The Group’s other comprehensive income represented foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. In 2014, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to 1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

	Year ended	Year ended
	Dec 31, 2014	Dec 31, 2013
Year end HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2014 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2013
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(364,699)	(240,773)

Denominator:
Basic weighted average shares	18,221,932	12,118,233
Effect of dilutive securities	-	-

Diluted weighted average shares	18,221,932	12,118,233

Basic earnings per share:	(2.00 cents)	(1.99 cents)

Diluted earnings per share:	(2.00cents)	(1.99 cents)

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

Recently issued accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

●

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●

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

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:-The private company lessee and the lessor are under common control;-The private company lessee has a leasing arrangement with the lessor;-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars).

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5.

Other operating income

	Year Ended	Year Ended
	Dec 31, 2014	Dec 31, 2013
	$	$

GDS commission income	-	-
Refund Write back	-	-
Management service income	-	-

	-	-

6.

Other non-operating income

	Year Ended	Year Ended
	Dec 31, 2014	Dec 31, 2013
	$	$

Gain on exchange	-	-
Interest income	-	-
Sundry income	130	-

	130	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

7.

Interest expenses

	Year Ended	Year Ended
	Dec 31, 2014	Dec 31, 2013
	$	$

Bank charges	1,007	462
Interest expense	-	15

	1,007	477

8.

Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2014 and 2013.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2014 and 2013.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income before taxes for the year ended December 31, 2014 and 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	$	$

(Loss)/income before taxes	(364,699)	(240,773)

Computed tax benefit at Hong Kong
income tax rate	-	-
Valuation allowance adjustment	-	-
Unrecognized tax losses	-	-
Non-taxable items	-	-
Non-deductible expenses	-	-
Tax rebate	-	-
Others	-	-
Total	0	0

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2014 and 2013, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

9.

Deposits, prepaid expenses and other receivables

At December 31,
	2014	2013
	$	$

Security deposits to suppliers [1]	-	-
Prepayments and other receivables	-	-
Utility, rental and other deposits	-	-

	-	-

[1] Represents a deposit with the airline companies to allow the Group to issue an agreed upon amount of air tickets per month.

10.

Plant and equipment

At December 31,
	2014	2013
	$	$
Cost
Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Accumulated depreciation
Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Net

Furniture and fixtures	-	-
Office equipment	-	-

	-	-

Depreciation expenses for the year ended December 31, 2014 and 2013 are $0 (2012: $0).

11.

Other payables and accrued liabilities

	At December 31,
	2014	2013
	$	$

Sale deposits received	-	-
Accrued expenses	198,895	64,776
Other payables	-	-

	198,895	64,776

12.

Amount due from/to related parties

Amount due from/to related parties are as follows:

	As of 12/31/2014	As of 2/28/2013
	$	$

Amount due from related parties	-	-

Amount due to related parties	(14,566)	(46,328)

As of December 31, 2014 and 2013, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

Amounts due from/to related parties were $nil (2013: $nil) and $(14,566) (2013: $46,328) including in accounts receivable and payable, respectively, which are trade in nature.

13.

Deferred cost and revenue

Cost and revenue is deferred when the Group paid and received payment in advance of the completion of delivery of travel services, respectively, as at the year end.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

14.

Stock options

The Group has stock option plans that allow it to grant options to its key employees. During 2014 and 2013, the Company did not issue any stock options and there were no stock options being issued or outstanding.

15.

Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2014	Dec 31, 2013
Company A	0%	0%
Company B	0%	0%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2014 and 2013 are as follows:

	Percentage of accounts receivable
	Dec 31, 2014	Dec 31, 2013
Company A	0%	0%
Company B	0%	0%

16.

Pension Plans

In 2014, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

In 2014, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2014, no assets are allocated to pension. Total pension cost was $0 during year ended December 31, 2014 (2013: $0).

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2014 and 2013:

Fair Value Measurements at reporting date using:
	December 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	2,034	2,034	-	-

Fair Value Measurements at reporting date using:
	December 31, 2013	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	6,280	6,280	-	-

18.

Commitments and contingencies

Operating lease commitments

In 2012, the Group leased office property under various non-cancelable operating lease agreements that expire at various dates through years 2013 to 2014, with an option to renew the lease.  All leases are on a fixed repayment basis. In 2014, the Group did not commit to lease any office property. None of the leases include contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2014 are as follows:

December 31,	$
2014	-
Thereafter	-

-

Rental expenses for the year ended December 31, 2014 were $0 (2013: $0).

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit, all prior commitments and contingencies are no longer applicable in the current operation.

19. Spin-Off

After March 4, 2013, the Company had spun-off the prior operation unit and merged with a new operation unit.

The balance of investment in the prior operation unit before March 4, 2013 was $532,235. On March 4, 2013, the profits were generated by the prior operation unit.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

20.

Related party transactions

As of December 31, 2014 and December 31, 2013, the Company had received advancement of $14,566 and $46,328 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

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

In 2012, the Group is regarded as a single operating segment, being engaged in the provision of travel agent services. These principal activities and geographical market are substantially based in Hong Kong and the Mainland China. In 2013, the Group has three operating units, one is OODI which is operating in network food supplying in North America, the other one is Syndicore which is operating on the digital content providing services in Asia. Since both units are under development stage and do not generate revenue, accordingly, no operating or geographical segment information is presented.  In 2014, the Group has one operating unit, Green Standard Technologies, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resources.

22.

Subsequent events

On January 13, 2015 the Registrant completed an offering of 140,000 shares of common stock and warrants (the “Units”). The warrants are exercisable for a period of two years after the subscription date at an exercise price of $.40 per share. These Units were sold to one shareholder for a total consideration of $42,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

On March 31, 2015, the Company was going to dispose the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2014:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	42	President, C.F.O., Director
Ka Yeung Lee	31	Director
Akimasa Fujita (resigned on July 16, 2014)	43	Director
Brent Inzer (resigned on March 26, 2015)	42	Director

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

Effective December 20, 2013, the Board of Directors of Syndicore Asia Limited, appointed Mr. Ritesh Jha s the Company’s new Chief Technology Officer (“CTO”). In his capacity as CTO, Mr. Jha will be responsible for assisting the Company to develop its digital sports video media, distribution capabilities, content management solutions, web administration and development and general technology strategy. Mr. Jha was a software engineer at the National College of Computer Studies in Kathmandu, Nepal from 2006 to 2010. From 2011 to the present, Mr. Jha has been a Team Leader at Traffic Geyser Nepal Pvt. Ltd., Asia Pacific Region. In 2003, Mr. Jha received a Bachelor of Computer Science Degree from Tribhuvan University in Kathmandu, Nepal. In 2006, Mr. Jha received a

Masters of Computer Science and Information Technology from Tribhuvan University in Kathmandu, Nepal. Mr. Ritesh Jha resigned on March 2, 2015.

Effective January 17, 2014, the Board of Directors of Baoshinn Corporation elected Mr. Ka Yeung Lee (Mr. Lee”) as a new Director of the Company to fill a newly-created directorship. Since 2009, Mr. Lee served as Operations Director for Youhaha Marketing and Promotions Limited, an internet advertising and online media consulting Company located in Hong Kong. Mr. Lee received a Bachelor of Science Degree with honors from the Open University of Hong Kong in 2009.

Effective February 13, 2014, the Board of Directors of Baoshinn Corporation elected Mr. Akimasa Fujita (“Mr. Fujita”) as a new Director of the Company to fill a newly-created directorship. Since 2010, Mr. Fujita served as President of Japan Flood Control, an emergency flood protection system company located in Tokyo, Japan. Mr. Fujita received a Bachelor of Arts degree in Economics from Nihon University in 1993. Mr. Fujita resigned on July 16, 2014.

Effective July 16, 2014, the Board of Directors of Baoshinn Corporation elected Mr. Brent Inzer (“Mr. Inzer”) as a new Director of the Company. Since 2008, Mr. Inzer was the Founder/CEO of Synergistic Resources, LLC where he provided consulting services to the medical marijuana industry and opened a division called Marijuana Medicine Evaluation Centers (M.M.E.C.) which expanded rapidly into 14 standalone clinics. Synergistic Resources, LLC was acquired by General Cannabis, Inc., a publicly traded company, in 2010, Mr. Inzer stayed on with General Cannabis as Director of Business development unit 2012. After his tenure with General Cannabis. Mr. Inzer completed development and marketing strategies for the nutraceutical cannabis industry, with Medco Systems of Los Angeles, California. Mr. Inzer resigned his position on March 26, 2015.

Significant Employees

As of the date hereof, we have no other significant employees.

Family Relationships

None

Involvement in Certain Legal Proceedings

None.

Subsequent Events

As noted above, under the heading of “Subsequent Events” in the Management Discussion and Analysis section, on March 4, 2013, subsequent to the close of the Company’s 2013 fiscal year, the Company changed control and became the holding company for Olive Oils Direct International, Inc.  In connection with that transaction, Benny Kan and Mike Lam tendered their resignations as officers and directors of the Company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2014, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2014.

SUMMARY COMPENSATION TABLE

(All amounts in US $‘s)	Long Term Compensation		Total
Compensation	Awards	Payouts

(1) Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster (3)	12 months ended December 31,2014	0	0	*120,000	0	0	0	0	120,000
	12 months ended December 31,2013	0	0	*119,250	0	0	0	0	119,250
Mike Lam (2)	12 months ended December 31,2014	0	0	0	0	0	0	0	0
	12 months ended December 31,2013	0	0	0	0	0	0	0	0
Benny Kan (2)	12 months ended December 31,2014	0	0	0	0	0	0	0	0
	12 months ended December 31,2013	0	0	0	0	0	0	0	0

Note:

(1) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(2) Mike Lam and Benny Kan both resigned from their director and executive positions on March 4, 2013.

Sean Webster is the President, CFO and a director of the Company.

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

Baoshinn Corporation, Syndicore Asia Limited and Green Standard currently have no option plans.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2014, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Sean Webster Unit 1010, Miramar Tower 132 Nathan Road, TST, Kowloon, Hong Kong	4,992,500	26.863%
All Officers and Directors as a Group	4,992,500	26.863%

[1] Applicable percentage ownership is based on 18,585,003 shares of our common stock outstanding as of December 31, 2014. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2014.

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2014, Sean Webster, an officer and director of the company controlled the largest percentage of shares of common stock.

(b)

Future Sales by Existing Shareholders

As of December 31, 2014 there are a total of 29 Stockholders of record holding 18,585,003 shares of our common stock, excluding the shareholders that hold our shares in street name. 9,967,500 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2014 and December 31, 2013, the Company had received advances of $14,566 and $46,328 from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AWC (CPA) Limited is the Company’s independent registered public accountant.

Audit Fees

The aggregate fees billed by AWC (CPA) Limited for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $14,103 and $14,103 for the year ended December 31, 2014 and 2013.

Audit-Related Fees

The aggregate fees billed by AWC (CPA) Limited for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 or the year ended December 31, 2014.

Tax Fees

The aggregate fees billed by AWC (CPA) Limited for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2014.

All Other Fees

The aggregate fees billed by AWC (CPA) Limited for other products and services were $0 for the year ended December 31, 2014.

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
31.1

Certification of the Company‘s Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2014.

31.2

Certification of the Company‘s Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2014.

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

BAOSHINN CORPORATION

Dated: April 14, 2015	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director/ Secretary/CEO	April 14, 2014
Sean Webster