Form 10-Q
period 2015-03-31
Baoshinn Corp
filed 2015-05-20
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2015, the Company had 18,725,003 shares of common stock outstanding.

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

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3. Quantitative and Qualitative Disclosure About Market Risks

24

Item 4. Controls and Procedures

24

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

25

Item 1A. Risk Factors

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities

25

Item 4. Mine Safety Disclosures

25

Item 5. Other Information

25

Item 6. Exhibits

25

Signatures

25

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Baoshinn Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and December 31, 2014

(Stated in US Dollar)

 BAOSHINN CORPORATION

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Mar 31,	Dec 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,195	2,034
Due from related party – Note 8	29,713	-

Total Current Assets	30,908	2,034

TOTAL ASSETS	30,908	2,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 7	249,641	198,895
Due to related party – Note 8	-	14,566

Total current liabilities	249,641	213,461

TOTAL LIABILITIES	249,641	213,461

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2015 - US$0.0001 (2014: US$0.0001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2015– 18,725,003 shares (2014– 18,585,003)*	1,873	1,859
Additional paid-in capital	1,195,854	1,153,868
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,416,460)	(1,367,154)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(218,733)	(211,427)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(218,733)	(211,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	30,908	2,034

*The number of common stocks outstanding as at Dec 31, 2014 and Mar 31, 2015 are retrospective stated according to a result of a reverse stock split and reverse merger during year ended Mar 31, 2015.

See notes to consolidated financial statement.

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

			Apr 15, 2011
	Three Months Ended 31 Mar, 2015	Three Months Ended 31 Mar, 2014	(Inception) Through 31 Mar, 2015
	$	$	$

Retail and Corporate revenue	-	-	-
Commission from travel booking services	-	-	-
Incentive commissions	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Administrative and other operating expenses	(72,248)	(62,201)	(678,172)

Loss from operations	(72,248)	(62,201)	(678,172)
Other non-operating income			131
Interest expenses – Note 5	-	-	(15)

Loss before income taxes	(72,248)	(62,201)	(678,056)
Income taxes - Note 6	-	-	-

Net Loss	(72,248)	(62,201)	(678,056)
Non-controlling interest	-	-	-

Net Loss attributable to the Company	(72,248)	(62,201)	(678,056)

Earnings per share of common stock – Note 4
- Basic	(0.39) cents	(0.35) cents*	(5.50) cents*
- Diluted	(0.39) cents	(0.35) cents*	(5.50) cents*

Weighted average number of common stock – Note 4
- Basic	18,725,000	18,025,000*	12,320,028*
- Diluted	18,725,000	18,025,000*	12,320,028*

*As the number of common shares outstanding decreased as a result of a reverse stock split during year ended December 31, 2014, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400

Net loss	---	---		---		---		(336)	(336)

Balance, March 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Issuance of common stock	560,000	56		259,944		---		---	260,000

Net Loss	---	---		---		---		(364,699)	(364,699)

Balance, Dec 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, January 1, 2015	18,585,003	1,859		1,153,868		---		(1,367,154)	(211,427)

Issuance of common stock	140,000	14		41,986		---		---	42,000

Disposal of OODI	---	---		---		---		22,942	22,942

Net loss	---	---		---		---		(72,248)	(72,248)

Balance, March 31, 2015	18,725,003	$1,873		$1,195,854	$	---		$(1,416,460)	$(218,733)

 See notes to consolidated financial statements

BAOSHINN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended 31 Mar, 2015	Three Months Ended 31 Mar, 2014	Apr 15, 2011 (inception) Through 31 Mar, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(72,248)	(62,201)	(678,056)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	;-	-	85,000
Changes in operating assets and liabilities:
Other payables and accrued liabilities	50,746	51,595	249,641
Net Cash flows used in operating activities	(21,502)	(10,606)	(352,610)
Cash flows from investing activity
Disposal of subsidiary OODI	22,942	-	22,942
Net cash flows generated from investing activity	22,942	-	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	42,000	-	360,576
Amounts due to / from related parties	(44,279)	4,775	(29,713)
Net cash flows (used in) / generated from financing activities	(2,279)	4,775	330,863
Net (decrease) / increase in cash and cash equivalents	(839)	(5,831)	1,195
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	2,034	6,280	-
Cash and cash equivalents - end of year	1,195	449	1,195
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

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

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of Baoshinn stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, Baoshinn was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to March 31, 2015.

On March 31, 2015, the Company disposed the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

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

On October 29,2014 Baoshinn Corp. through its wholly owned subsidiary, Green Standard Technologies, Inc. entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions. According to a mutually agreed upon set of features and milestones for a minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion On October 29, and November 3, 2014 the Registrant completed an offering of 160,000 shares of common stock and warrants (the “Units”). These Units were sold to two shareholders for a total consideration of $80,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

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

On August 1, 2014 Baoshinn Corporation formed Green Standard Technologies, Inc., (“GST”) as a wholly owned subsidiary under the law of the state of Nevada. The Company’s second line of business is carried on by this subsidiary.

Green Standard Technologies, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resource.

On October 29, 2014 Green Standard Technologies, Inc. entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions, according to a mutually agreed upon set of features and milestones for minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion in the USA and potentially Europe.

3.

Going concern

The financial statements at March 31, 2015, at Dec 31, 2014 and for the period from April 15, 2011 (date of inception), to March 31, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,416,460 for the period from April 15, 2011 (date of inception), to March 31, 2015. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On June 29, 2010, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non- governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The adoption of the Codification did not have any impact on the Group’s financial statements.

The consolidated financial statements include the accounts of The Group and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to March 31, 2015.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended 31 March, 2015. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

(Stated in US Dollars)

4.Summary of significant accounting policies (Continued)

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

	Three Months ended	Three Months ended
	Mar 31, 2015	Mar 31, 2014
Year end HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2015 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.Summary of significant accounting policies (continued)

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended 31 Mar, 2015	Three Months Ended 31 Mar, 2014
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(72,248)	(62,201)

Denominator:
Basic weighted average shares	18,725,000	18,025,000
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,000	18,025,000

Basic earnings per share:	(0.39) cents	(0.35) cents

Diluted earnings per share:	(0.39) cents	(0.35) cents

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

During three months ended March 31, 2015, the Group did not record stock-based compensation expense.

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

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.   Summary of significant accounting policies (continued)

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

5.

Interest expenses

	Three Months Ended	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
	$	$

Interest expense	-	-

	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2015 and 2014.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2015 and 2014. Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

7.

Other payables and accrued liabilities

	Mar 31,	Dec 31,
	2015	2014
	$	$

Sale deposits received	-	-
Accrued expenses	249,641	198,895
Other payables	-	-
	249,641	198,895

8.

Amount due from / to related party

Amount due from / to related party are as follows:

	March 31	Dec 31
	2015	2014
	$	$

Amount due from related party	29,713	-
Amount due to related party	-	14,566

As of March 31, 2015 and Dec 31, 2014, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2015 and Dec 31, 2014:

Fair Value Measurements at reporting date using
	March 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	1,195	1,195	-	-

BAOSHINN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	December 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	2,034	2,034	-	-

10.

Commitments and contingencies

The Company did not have commitments and contingencies during the three months and year ended of March 31, 2015 and December 31, 2014.

11.

Subsequent Events

The Company has evaluated all other subsequent events as of March 31, 2015 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

OODI is a “development stage company” and is subject to compliance under ASC 915-15.  It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception), to March 31, 2015.

On March 31, 2015, the Company disposed the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to March 31, 2015.

On August 1, 2014 Baoshinn Corporation formed Green Standard Technologies, Inc. as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried on by this subsidiary.

GST is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.  No revenues have been earned by GST during the period from its inception on August 1, 2014 to March 31, 2015.

In the three months ended March 31, 2015 and 2014, we derived no revenues from our operation.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended March 31 2015	Three months Ended March 31, 2014
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(72,248)	(62,201)

Income/(Loss) from operations	(72,248)	(62,201)
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	(72,248)	(62,201)
Income taxes - Note 8	-	-

Net Income/(Loss)	(72,248)	(62,201)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(72,248)	(62,201)

Revenues

In the three months ended March 31, 2015 and 2014, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended March 31, 2015 and 2014, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended March 31, 2015 were $72,248, while the operating expenses for the three months ended March 31, 2014 were $62,201. Our operating expenses increased 16.15% attributed to the development of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the three months ended March 31, 2015 were $0, while the operating expenses for the three months ended March 31, 2014 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended March 31, 2015 were $72,248; while the attributed loss for the three months ended March 31, 2014 were $62,201. Our attributed loss increased 16.15% owing to the development of a new business venture which is totally different from the prior BSIE operations.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $72,248 and 62,201 for the three months ended March 31, 2015 and 2014; and a net loss since inception of $678,056. On December 31, 2014 and on March 31, 2015 we had cash on hand of $2,034 and $1,195. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for future losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Three Months Ended Mar 31, 2015		For Three Months Ended Mar 31, 2014
	(unaudited)	(audited)
	$	$

Net cash flows used in operating activities	(21,502)	(10,606)

Net cash flows generated from investing activities	22,942	-

Net cash flows (used in) / generated from financing activities	(2,279)	4,775

Net decrease in cash and cash equivalents	(839)	(5,831)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	2,034	6,280

Cash and cash equivalents - end of period	1,195	449

Operating Activities

Net cash used in operating activities was $21,502 for the three months ended March 31, 2015 as compared to net cash used in operating activities of $10,606 for the three months ended March 31, 2014. The increase in cash used during the three months ended March 31, 2015 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off which covered by the increase in the accrual of legal and professional fees. The increase in cash generated during the three months ended March 31, 2014 is mainly due to the net loss from operation.

Investing Activities

Net cash generated in investing activities was $22,942 for the three months ended March 31, 2015 as compared to no cash generated or used in investing activities for the three months ended March 31, 2014. The increase in cash generated during the three months ended March 31, 2015 is mainly due to dispose the subsidiary OODI.

Financing Activities

Net cash (used in) / provided by financing activities was $(2,279) and $4,775 for the three months ended March 31, 2015 and 2014. This reflected an advance to related parties and net cash generated from issuance of common stock as of March 31, 2015, as compared to $4,775 net cash advance from related parties during the three months ended March 31, 2014.

As of March 31, 2015, the amounts due from or to related parties, represented advances from related parties of the Group which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

C.  Off-Balance Sheet Arrangements.

The Company has no off-balance sheet obligations or guarantees and has not used special purpose entities for any transactions

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

Dated: May20, 2015

BAOSHINN CORPORATION

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director

