Form 10-Q/A
period 2015-03-31
Baoshinn Corp
filed 2015-05-22
CIK 1365357

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

Item 6. Exhibits

(a)   Exhibits

*3.1  Certificate of Incorporation

*3.2  Amended and Restated Certificate of Incorporation

*3.3  By-laws

*4.0  Stock Certificate

31.1  Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002**

32.1 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002**

101 Interactive data files pursuant to Rule 405 of Regulation S-T**

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

** Filed herewith

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2015

BAOSHINN CORPORATION

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director

