Form 10-Q
period 2015-06-30
Green Standard Technologies, Inc.
filed 2015-08-19
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 333-134991

GREEN STANDARD TECHNOLOGIES, INC

(F/K/A BAOSHINN CORPORATION)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2015, the Company had 18,725,003 shares of common stock outstanding.

GREEN STANDARD TECHNOLOGIES, INC

(F/K/A BAOSHINN CORPORATION)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)                                                                                                          3

Consolidated Balance Sheet (unaudited) at June 30, 2015 and at December 31, 2014                               3

Consolidated Statement of Operation (unaudited) for the six months ended June 30, 2015

and June 30, 2014                                                                                                                                                  4

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income                                          5

Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2014

and June 30, 2015                                                                                                                                                   6

Notes to Consolidated Financial Statements                                                                                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     23

Item 3. Quantitative and Qualitative Disclosure About Market Risks                                                         26

Item 4. Controls and Procedures                                                                                                                        26

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings                                                                                                                                    27

Item 1A. Risk Factors                                                                                                                                           27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                          27

Item 3. Defaults Upon Senior Securities                                                                                                            27

Item 4. Mine Safety Disclosures                                                                                                                         27

Item 5. Other Information                                                                                                                                     27

Item 6. Exhibits                                                                                                                                                      28

Signatures                                                                                                                                                              29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 Green Standard Technologies, Inc

(F/K/A Baoshinn Corporation)

Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and December 31, 2014

(Stated in US Dollar)

 GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Jun 31,	Dec 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	194	2,034
Prepayment – Note 5	1,020,000	-
Due from related party – Note 8	18,275	-

Total Current Assets	1,038,469	2,034

TOTAL ASSETS	1,038,469	2,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 7	317,478	198,895
Notes payable – Note 7	1,360,000	-
Due to related party – Note 8	-	14,566

Total current liabilities	1,677,478	213,461

TOTAL LIABILITIES	1,677,478	213,461

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2015 - US$0.0001 (2014: US$0.0001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2015– 18,725,003 shares (2014– 18,585,003)	1,873	1,859
Additional paid-in capital	1,195,854	1,153,868
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,836,736)	(1,367,154)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(639,009)	(211,427)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(639,009)	(211,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,038,469	2,034

See notes to consolidated financial statement.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Jun 30, 2015	Three Months Ended J Jun 30, 2014	Six Months Ended Jun 30, 2015	Six Months Ended Jun 30, 2014	Apr 15, 2011 (Inception) Through Jun 30, 2015
	$	$	$	$	$
Retail and Corporate revenue	-	-	-	-	-
Commission from travel booking services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	420,276	64,193	492,524	126,393	1,098,448

(Loss)/Income from operations	(420,276)	(64,193)	(492,524)	(126,393)	(1,098,448)
Other non-operating income	-	-	-	-	131
Interest expenses – Note 5	-	-	-	-	(15)

(Loss)/Income before income taxes	(420,276)	(64,193)	(492,524)	(126,393)	(1,098,332)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(420,276)	(64,193)	(492,524)	(126,393)	(1,098,332)
Non-controlling interest	-	-	-	-	-
	____________	____________	______________	_____________	______________
Net Income (Loss) attributable to the Company	(420,276)	(64,193)	(492,524)	(126,393)	(1,098,332)
Earnings per share of common stock – Note 4
- Basic	(2.24) cents	(0.36) cents*	(2.63) cents	(0.70) cents*	(8.57) cents*
- Diluted	(2.24) cents	(0.36) cents*	(2.63) cents	(0.70) cents*	(8.57) cents*

Weighted average number of common stock – Note 4
- Basic	18,725,000	18,025,000	18,725,000	18,025,000	12,817,342*
- Diluted	18,725,000	18,025,000	18,725,000	18,025,000	12,817,342*

*As the number of common shares outstanding decreased as a result of a reverse stock split that occurred in October, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400
Net loss	---	---		---		---		(336)	(336)

Balance, March 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Issuance of common stock	560,000	56		259,944		---		---	260,000

Net Loss	---	---		---		---		(364,699)	(364,699)

Balance, Dec 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, January 1, 2015	18,585,003	1,859		1,153,868		---		(1,367,154)	(211,427)

Issuance of common stock	140,000	14		41,986		---		---	42,000
Disposal of OODI	---	---		---		---		22,942	22,942

Net loss	---	---		---		---		(492,524)	(492,524)

Balance, June 30, 2015	18,725,003	$1,873		$1,195,854	$	---		$(1,836,736)	$(639,009)

 See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended Jun 30, 2015	Six Months Ended Jun 30, 2014	Apr 15, 2011 (inception) Through Jun 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(492,524)	(126,393)	(1,098,332)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Changes in operating assets and liabilities:
Prepayment	(1,020,000)	-	(1,020,000)
Other payables and accrued liabilities	118,583	109,098	317,478
Notes payable	1,360,000	-	1,360,000
Net Cash flows used in operating activities	(33,941)	(17,295)	(365,049)

Cash flows from investing activity
Disposal of subsidiary OODI	22,942	-	22,942
Net cash flows generated from investing activity	22,942	-	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	42,000	-	360,576
Amounts due to / from related parties	(32,841)	11,220	(18,275)
Net cash flows (used in) / generated from financing activities	9,159	11,220	342,301
Net (decrease) / increase in cash and cash equivalents	(1,840)	(6,075)	194
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	2,034	6,280	-
Cash and cash equivalents - end of year	194	205	194
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

See notes to consolidated financial statements.

GREEN STANDARD TECHOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”) by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock. As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. BSIE owns 55% of Bao Shinn Holidays Limited (“BSHL”)

During the year ended March 31, 2009, the Company and its subsidiaries (collectively referred to as the “Group”) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.3 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $.001 per share, issued and outstanding immediately prior to the Effective Time, the “Old Common Stock” shall automatically and without any action on the part of the holder thereof, be reclassified as and changed into one (1) share of the Company’s outstanding Common Stock, the “New Common Stock”

On March 4, 2013 the Company acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company's shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of the Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to the Company, and they paid $100,000.00 in cash to the Company Selling Shareholders. In addition, immediately prior to the closing of the acquisition, the Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of the Company.

The transaction was accounted for as a “reverse merger,” since the original stockholders of the OODI own a majority of the outstanding shares of the Company stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, the, Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders' equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. These products are expected to include olive oils, pastas, vinegars and other gourmet Italian food items. In addition, in the future OODI may offer cooking items, such as utensils, cooking tools and similar products from other countries. OODI is currently developing an e-commerce website by the name of www.OliveOilsDirect.com that will sell products inventoried by OliveOilsDirect.com and other products offered by other large well-established retailers. OODI is a “development stage company” and is subject to compliance under ASC915-15. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from April 15, 2011 (date of inception) to March 31, 2015.

On March 31, 2015, the Company disposed the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

On April 23, 2013 the Company incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited. Syndicore Asia Limited (“SAL”) is an online media company that syndicates professional sports video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated sports video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock. These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

On December 15, 2013, the Company, through its wholly-owned subsidiary Syndicore Asia Limited, a Hong Kong Company (“SAL”), entered into a Distribution Agreement (the “Distribution Agreement”) with SendtoNews Video, Inc., a British Columbia company (“STN”). Under the terms of the Distribution Agreement, SAL was granted an exclusive license to use, modify, edit, reproduce, distribute, feed, store, communicate, display, and transmit STN’s content in the Asia Pacific Territory (the “Content”). STN is the content provider for various worldwide sporting events. STN would also provide on-going assistance to SAL with regard to technical, administrative, and service-orientated issues relating to the delivery, utilization, transmission, storage and maintenance of the Content.

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

On August 1, 2014 the Company subscribed to 1,000,000 shares of the $.0001 par value common stock of Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.), a Corporation duly organized under the laws of the state of Nevada for $100.00.

Green Standard Technologies Enterprises, Inc is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.

On October 29,2014 the Company, through its wholly owned subsidiary, Green Standard Technologies Enterprises, Inc. entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions. According to a mutually agreed upon set of features and milestones for a minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information (continued)

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

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. has been amended the name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation has been amended to the name “Green Standard Technologies, Inc.”.

2.

Description of business

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. On March 31, 2015, the Company disposed the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

On August 1, 2014 Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.), (“GSTEI”) as a wholly owned subsidiary incorporated under the law of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

Green Standard Technologies Enterprises, Inc.(“GSTEI”) is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visions with medical and recreational marijuana resource.

On October 29, 2014 Green Standard Technologies Enterprises, Inc. entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions, according to a mutually agreed upon set of features and milestones for minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion in the USA and potentially Europe.

On April 1, 2015, Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) and Rider Capital Corp. signed the following agreements:

(1)

Contractor Agreement to serve as the expert on filing services. GST shall pay $360,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated after year one.

(2)

Contractor Agreement to serve as the expert on compliance services. GST shall pay $450,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated after year one.

(3)

Contractor Agreement to serve as the expert on distribution and business development. GST shall pay $550,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated after year one.

On April 1, 2015, the Company issued three convertible promissory notes to Rider Capital Corp. in the sum of $360,000, $450,000 and $550,000 with 8% annual interest rate, no collateral and redeemable on October 2015 in exchange for the contractor agreement signed for the filing, compliance and distribution and business development services to be provided.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at June 30, 2015, at Dec 31, 2014 and for the period from April 15, 2011 (date of inception), to June 30, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,836,736 for the period from April 15, 2011 (date of inception), to June 30, 2015. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to June 30, 2015.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months ended June 30, 2015. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Group’s other comprehensive income represented foreign currency translation adjustments.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (continued)

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States Dollars (“US$”). The functional currencies of the Company’s subsidiary operating business unit based in Hong Kong is the Hong Kong Dollar (“HK$”). The consolidated financial statements are translated into United States dollars from Hong Kong dollars with a ratio of US$1.00=HK$7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income/loss for the respective periods. All of our revenue/expenses transactions are transacted in the functional currencies. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the HK$.

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

The calculation of diluted weighted average common shares outstanding for six months ended June 30, 2015 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A/ BAOSHINN CORPORATION)

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended Jun 30, 2015	Six Months Ended Jun 30, 2014
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(492,524)	(126,393)

Denominator:
Basic weighted average shares	18,725,000	18,025,000
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,000	18,025,000

Basic earnings per share:	(2.63) cents	(0.70) cents

Diluted earnings per share:	(2.63) cents	(0.70) cents

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

During six months ended June 30, 2015, the Group did not record stock-based compensation expense.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Prepayment

Prepayments are made for 1 year professional services and summarized as below:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
	$		$
Beginning balance		-	-
Prepayment for professional fees	1,360,000		-
Transfer to expenses	(340,000)		-
Ending balance	1,020,000		-

	-		-

6.

Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2015 and 2014.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2015 and 2014. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

7.

Notes payables and accrued liabilities

	Jun 30,	Dec 31,
	2015	2014
	$	$

Sale deposits received	-	-
Accrued expenses	317,478	198,895
Notes payable*	1,360,000	-
Other payables	-	-
	1,677,478	198,895

*Notes payable –

On April 1, 2015, the Company issued three convertible promissory notes to Rider Capital Corp. in the sum of $360,000, $450,000 and $550,000 with 8% annual interest rate, no collateral and redeemable on October 2015 in exchange for the contractor agreement signed for the filing, compliance and distribution and business development services to be provided.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Amount due from / to related party

Amount due from / to related party are as follows:

	June 30	Dec 31
	2015	2014
	$	$

Amount due from related party	18,275	-
Amount due to related party	-	14,566

As of June 30, 2015 and Dec 31, 2014, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2015 and Dec 31, 2014:

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	June 30, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	194	194	-	-

Fair Value Measurements at reporting date using
	December 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	2,034	2,034	-	-

10.

Commitments and contingencies

The Company did not have commitments and contingencies during the six months and year ended of June 30, 2015 and December 31, 2014.

11.

Subsequent Events

The Company has evaluated all other subsequent events as of August 17, 2015 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of the Corporation and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

A.

Current Operating Results

On March 4, 2013 Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (“GST”, “the Company”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to June 30, 2015.

On August 1, 2014 GST formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)(“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to June 30, 2015.

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. filed articles of amendment to change its  name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation amended its articles to change its name to “Green Standard Technologies, Inc.”

In the three months ended June 30, 2015 and 2014, we derived no revenues from our operation.

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30 2015	Three months Ended June 30, 2014
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(420,276)	(64,193)

Income/(Loss) from operations	(420,276)	(64,193)
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	(420,276)	(64,193)
Income taxes - Note 8	-	-

Net Income/(Loss)	(420,276)	(64,193)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(420,276)	(64,193)

Revenues

In the three months ended June 30, 2015 and 2014, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2015 and 2014, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended June 30, 2015 were $420,276, while the operating expenses for the three months ended June 30, 2014 were $64,193. Our operating expenses increased 554.71% attributed to signing on the contractor agreement of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the three months ended June 30, 2015 were $0, while the interest expenses for the three months ended June 30, 2014 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended June 30, 2015 were $420,276; while the attributed loss for the three months ended June 30, 2014 were $64,193. Our attributed loss increased 554.71% owing to sign the contractor agreement of a new business venture which is totally different from the prior BSIE operations.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30 2015	Six months Ended June 30, 2014
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(492,523)	(126,393)

Income/(Loss) from operations	(492,523)	(126,393)
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	(492,523)	(126,393)
Income taxes - Note 8	-	-

Net Income/(Loss)	(492,523)	(126,393)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(492,523)	(126,393)

Revenues

In the six months ended June 30, 2015 and 2014, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the six months ended June 30, 2015 and 2014, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the six months ended June 30, 2015 were $492,524, while the operating expenses for the six months ended June 30, 2014 were $126,393. Our operating expenses increased 289.68% attributed to sign the contractor agreement of a new business venture which is totally different from the prior BSIE operations.

Our interest expenses for the six months ended June 30, 2015 were $0, while the interest expenses for the six months ended June 30, 2014 were $0. The interest expenses were immaterial.

Total attributed loss for the six months ended June 30, 2015 were $492,524; while the attributed loss for the six months ended June 30, 2014 were $126,393. Our attributed loss increased 289.68% owing to sign the contractor agreement of a new business venture which is totally different from the prior BSIE operations.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $492,524 and 126,393 for the six months ended June 30, 2015 and 2014; and a net loss since inception of $1,098,332. On December 31, 2014 and on June 30, 2015 we had cash on hand of $2,034 and $194. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Six Months Ended Jun 30, 2015		For Six Months Ended Jun 30, 2014
	(unaudited)	(audited)
	$	$

Net cash flows used in operating activities	(33,941)	(17,295)

Net cash flows generated from investing activities	22,942	-

Net cash flows (used in) / generated from financing activities	9,159	11,220

Net decrease in cash and cash equivalents	(1,840)	(6,075)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	2,034	6,280

Cash and cash equivalents - end of period	194	205

Operating Activities

Net cash used in operating activities was $33,941 for the six months ended June 30, 2015 as compared to net cash used in operating activities of $17,295 for the six months ended June 30, 2014. The increase in cash used during the six months ended June 30, 2015 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off and increase prepayment expenses which covered by the increase in the accrual of legal and professional fees. The increase in cash used during the six months ended March 31, 2014 is mainly due to the net loss from operation.

Investing Activities

Net cash generated in investing activities was $22,942 for the six months ended June 30, 2015 as compared to no cash generated or used in investing activities for the six months ended June 30, 2014. The increase in cash generated during the six months ended June 30, 2015 is mainly due to dispose of the subsidiary OODI.

Financing Activities

Net cash provided by financing activities was $9,159 and $11,220 for the six months ended June 30, 2015 and 2014. This reflected an advance to related parties and net cash generated from issuance of common stock as of June 30, 2015, as compared to $11,220 net cash advance from related parties during the six months ended June 30, 2014.

As of June 30, 2015, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

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

D.  Contractual Obligations.

The Company has no contractual obligations in debt, lease, purchases or any other arrangements

Item 3. Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, determined that our internal controls over disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commision rules and forms.

(b)

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, we determined that our controls were effective.

(c)  Changes in internal controls.

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

Item 6. Exhibits

(a)   Exhibits

*3.1  Certificate of Incorporation

*3.2  Amended and Restated Certificate of Incorporation

*3.3  By-laws

*4.0  Stock Certificate

10.1

Promissory Note for $360,000 dated April 1, 2015

10.2

Promissory Note for $450,000 dated April 1, 2015

10.3

Promissory Note for $550,000 dated April 1, 2015

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

Dated: August 19, 2015

GREEN STANDARD TECHNOLOGIES, INC

(F/K/A BAOSHINN CORPORATION)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director