Form 10-Q
period 2015-09-30
Green Standard Technologies, Inc.
filed 2015-11-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Unit 1010 Miramar Tower,

132 Nathan Road, Tsim Sha Tsui, Kowloon, Hong Kong

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 30, 2015, the Company had 18,725,003 shares of common stock outstanding.

GREEN STANDARD TECHNOLOGIES, INC

(F/K/A BAOSHINN CORPORATION)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)                                                                                                            3

Consolidated Balance Sheet (unaudited) at September 30, 2015 and at December 31, 2014                       3

Consolidated Statement of Operation (unaudited) for the nine months ended September 30, 2015

and September 30, 2014                                                                                                                                          4

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income                                            5

Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2014

and September 30, 2015                                                                                                                                          6

Notes to Consolidated Financial Statements                                                                                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       24

Item 3. Quantitative and Qualitative Disclosure About Market Risks                                                           28

Item 4. Controls and Procedures                                                                                                                          28

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings                                                                                                                                     29

Item 1A. Risk Factors                                                                                                                                            29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                          29

Item 3. Defaults Upon Senior Securities                                                                                                            29

Item 4. Mine Safety Disclosures                                                                                                                         29

Item 5. Other Information                                                                                                                                     29

Item 6. Exhibits                                                                                                                                                      29

Signatures                                                                                                                                                              30

                                                              2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 Green Standard Technologies, Inc

(F/K/A Baoshinn Corporation)

Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and December 31, 2014

(Stated in US Dollar)

 GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Sept 30,	Dec 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	221	2,034
Prepayment – Note 5	-	-
Due from related party – Note 8	16,305	-

Total Current Assets	16,526	2,034

TOTAL ASSETS	16,526	2,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 7	359,974	198,895
Notes payable – Note 7	-	-
Due to related party – Note 8	-	14,566

Total current liabilities	359,974	213,461

TOTAL LIABILITIES	359,974	213,461

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2015 - US$0.0001 (2014: US$0.0001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2015– 18,725,003 shares (2014– 18,585,003)	1,873	1,859
Additional paid-in capital	1,195,854	1,153,868
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,541,175)	(1,367,154)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(343,448)	(211,427)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(343,448)	(211,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	16,526	2,034

See notes to consolidated financial statement.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Sept 30, 2015	Three Months Ended J Sept 30, 2014	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014	Apr 15, 2011 (Inception) Through Sept 30, 2015
	$	$	$	$	$
Retail and Corporate revenue	-	-	-	-	-
Commission from travel booking services	-	-	-	-	-
Incentive commissions	-	-	-	-	-

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Other operating income	-	-	-	-	-
Depreciation	-	-	-	-	-
Administrative and other operating expenses	(295,560)	94,189	196,963	220,582	802,887

(Loss)/Income from operations	295,560	(94,189)	(196,963)	(220,582)	(802,887)
Other non-operating income	-	131	-	131	131
Interest expenses – Note 5	-	-	-	-	(15)

(Loss)/Income before income taxes	295,560	(94,058)	(196,963)	(220,451)	(802,771)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	295,560	(94,058)	(196,963)	(220,451)	(802,771)
Non-controlling interest	-	-	-	-	-
	____________	______________	______________	_____________	______________
Net Income (Loss) attributable to the Company	295,560	(94,058)	(196,963)	(220,451)	(802,771)
Earnings per share of common stock – Note 4
- Basic	1.58 cents	(0.51) cents*	(1.05) cents	(1.22) cents*	(6.06) cents*
- Diluted	1.58 cents	(0.51) cents*	(1.05) cents	(1.22) cents*	(6.06) cents*

Weighted average number of common stock – Note 4
- Basic	18,725,000	18,302,174	18,725,000	18,118,407	13,247,330*
- Diluted	18,725,000	18,302,174	18,725,000	18,118,407	13,247,330*

*As the number of common shares outstanding decreased as a result of a reverse stock split that occurred in October, 2011, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400
Net loss	---	---		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Issuance of common stock	560,000	56		259,944		---		---	260,000

Net Loss	---	---		---		---		(364,699)	(364,699)

Balance, Dec 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, January 1, 2015	18,585,003	1,859		1,153,868		---		(1,367,154)	(211,427)

Issuance of common stock	140,000	14		41,986		---		---	42,000
Disposal of OODI	---	---		---		---		22,942	22,942

Net loss	---	---		---		---		(196,963)	(196,963)

Balance, September 30, 2015	18,725,003	$1,873		$1,195,854	$	---		$(1,541,175)	$(343,448)

 See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014	Apr 15, 2011 (inception) Through Sept 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(196,963)	(220,451)	(802,771)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Changes in operating assets and liabilities:
Prepayment	-	-	-
Accounts payable		(1,904)	-
Other payables and accrued liabilities	161,079	81,905	359,974
Notes payable	-	-	-
Net Cash flows used in operating activities	(35,884)	(140,450)	(366,992)

Cash flows from investing activity
Disposal of subsidiary OODI	22,942	-	22,942
Net cash flows generated from investing activity	22,942	-	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	42,000	150,000	360,576
Amounts due to / from related parties	(30,871)	12,692	(16,305)
Net cash flows (used in) / generated from financing activities	11,129	137,308	344,271
Net (decrease) / increase in cash and cash equivalents	(1,813)	(3,142)	221
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	2,034	6,280	-
Cash and cash equivalents - end of year	221	3,138	221
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

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

On March 31, 2006, the Company consummated a merger (the “merger”) with Bao Shinn International Express Limited (“BSIE”) by issuing 16,500,000 shares in the share exchange transaction for 100% of the issued and outstanding shares of BSIE common stock. As a result of the share exchange transaction, BSIE became our wholly-owned subsidiary. BSIE owns 55% of Bao Shinn Holidays Limited (“BSHL”)

During the year ended March 31, 2009, the Company and its subsidiaries (collectively referred to as the “Group”) issued 2,400,000 restricted common shares of $0.001 per share at a value of $0.30 per share with a net proceeds of approximately $624,000 and redeemed 2,500,000 restricted common shares and these shares are classified as not issued and outstanding.

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

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. amended their name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation has been amended to the name “Green Standard Technologies, Inc.”.

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

On April 1, 2015, Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) and Rider Capital Corp. signed the following agreements:

(1)

Contractor Agreement to serve as an expert on filing services. GST shall pay $360,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated.

(2)

Contractor Agreement to serve as an expert on compliance services. GST shall pay $450,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated.

(3) Contractor Agreement to serve as an expert on distribution and business development. GST shall pay $550,000 USD for one (1) year on April 1, 2015 and on the anniversary date of the contract to Rider Capital Corp., unless otherwise terminated.

On April 1, 2015, the Company issued three convertible promissory notes to Rider Capital Corp. in the sum of $360,000, $450,000 and $550,000 with 8% annual interest rate, no collateral and redeemable on October 2015 in exchange for the contractor agreement signed for the filing, compliance and distribution and business development services to be provided.

On September 24, 2015, the Company and Rider Capital Corp. signed the Debt Cancellation Notes for the following Consulting Contracts and Promissory Note Agreements, leaving no outstanding balance owing between the Contractor and the Company:

(1)

Contractor Agreement to serve as an expert on filing services signed on April 1, 2015. Promissory Note is in the amount of $360,000.

(2)

Contractor Agreement to serve as an expert on compliance services signed on April 1, 2015. Promissory Note is in the amount of $450,000.

(3)

Contractor Agreement to serve as an expert on distribution and business development signed on April 1, 2015. Promissory Note is in the amount of $550,000.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at September 30, 2015, at Dec 31, 2014 and for the period from April 15, 2011 (date of inception), to September 30, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,541,175 for the period from April 15, 2011 (date of inception), to September 30, 2015. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to September 30, 2015.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended September 30, 2015. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

The calculation of diluted weighted average common shares outstanding for nine months ended September 30, 2015 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(196,963)	(220,451)

Denominator:
Basic weighted average shares	18,725,000	18,118,407
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,000	18,118,407

Basic earnings per share:	(1.05) cents	(1.22) cents

Diluted earnings per share:	(1.05) cents	(1.22) cents

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

During nine months ended September 30, 2015, the Group did not record stock-based compensation expense.

During nine months ended September 30, 2014, the Group did not record stock-based compensation expense.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Prepayment

	Nine Months Ended Sept 30, 2015	Year Ended December 31, 2014
	$	$
Beginning balance	1,020,000	-
Professional fee reversed for the agreement cancellations	(1,020,000)	-
Ending balance	-	-

	-	-

6.

Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2015 and 2014.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2015 and 2014. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

7.

Notes payables and accrued liabilities

Sept 30,	Dec 31,

	2015	2014
	$	$

Sale deposits received	-	-
Accrued expenses	359,974	198,895
Notes payable*	-	-
Other payables	-	-
	359,974	198,895

*Notes payable –

On April 1, 2015, the Company issued three convertible promissory notes to Rider Capital Corp. in the sum of $360,000, $450,000 and $550,000 with 8% annual interest rate, no collateral and redeemable on October 2015 in exchange for the contractor agreement signed for the filing, compliance and distribution and business development services to be provided.

On September 24, 2015, the Company and Rider Capital Corp. signed the Debt Cancellation Notes for the issued three convertible promissory notes in the amount of $360,000, $450,000 and $550,000, leaving no outstanding balance owing between the Contractor and the Company.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Amount due from / to related party

Amount due from / to related party are as follows:

	Sept 30	Dec 31
	2015	2014
	$	$

Amount due from related party	16,305	-
Amount due to related party	-	14,566

As of September 30, 2015 and Dec 31, 2014, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2015 and Dec 31, 2014:

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	September 30, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	221	221	-	-

Fair Value Measurements at reporting date using
	December 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	2,034	2,034	-	-

10.

Commitments and contingencies

The Company did not have commitments and contingencies during the nine months and year ended of September 30, 2015 and December 31, 2014.

11.

Subsequent Events

The Company has evaluated all other subsequent events as of November 14, 2015 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to September 30, 2015.

On August 1, 2014 GST formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)(“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to September 30, 2015.

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. filed articles of amendment to change its name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation amended its articles to change its name to “Green Standard Technologies, Inc.”

In the three months ended September 30, 2015 and 2014, we derived no revenues from our operation.

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Sept 30 2015	Three months Ended Sept 30, 2014
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	295,560	(94,189)

Income/(Loss) from operations	295,560	(94,189)
Other non-operating income		131
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	295,560	(94,058)
Income taxes - Note 8	-	-

Net Income/(Loss)	295,560	(94,058)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	295,560	(94,058)

Revenues

In the three months ended September 30, 2015 and 2014, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended September 30, 2015 and 2014, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended September 30, 2015 were $(295,560), while the operating expenses for the three months ended September 30, 2014 were $94,189. Our operating expenses decreased 413.79% attributed to signing the debt cancellation note and reversing the consulting service fee of the contractor agreement.

Our interest expenses for the three months ended September 30, 2015 were $0, while the interest expenses for the three months ended September 30, 2014 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended September 30, 2015 were $(295,560); while the attributed loss for the three months ended September 30, 2014 were $94,058. Our attributed loss decreased 414.23% owing to signing the debt cancellation note and reversing the consulting service fee of the contractor agreement.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended Sept 30 2015	Nine months Ended Sept 30, 2014
	$	$
Retail	-	-

Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Other operating income	-	-
Administrative and other operating expenses	(196,963)	(220,582)

Income/(Loss) from operations	(196,963)	(220,582)
Other non-operating income		131
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	(196,963)	(220,451)
Income taxes - Note 8	-	-

Net Income/(Loss)	(196,963)	(220,451)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(196,963)	(220,451)

Revenues

In the nine months ended September 30, 2015 and 2014, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2015 and 2014, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the nine months ended September 30, 2015 were $196,963, while the operating expenses for the nine months ended September 30, 2014 were $220,582. Our operating expenses decreased 10.71% attributed to signing the debt cancellation note and reversing the consulting service fee of the contractor agreement.

Our interest expenses for the nine months ended September 30, 2015 were $0, while the interest expenses for the nine months ended September 30, 2014 were $0. The interest expenses were immaterial.

Total attributed loss for the nine months ended September 30, 2015 were $196,963; while the attributed loss for the nine months ended September 30, 2014 were $220,451. Our attributed loss decreased 10.65% owing to signing the debt cancellation note and reversing the consulting service fee of the contractor agreement.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $196,963 and 220,451 for the nine months ended September 30, 2015 and 2014; and a net loss since inception of $802,771. On December 31, 2014 and on September 30, 2015 we had cash on hand of $2,034 and $221. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Nine Months Ended Sept 30, 2015		For Nine Months Ended Sept 30, 2014
	(unaudited)	(audited)
	$	$

Net cash flows used in operating activities	(35,884)	(140,450)

Net cash flows generated from investing activities	22,942	-

Net cash flows (used in) / generated from financing activities	11,129	137,308

Net decrease in cash and cash equivalents	(1,813)	(3,142)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	2,034	6,280

Cash and cash equivalents - end of period	221	3,138

Operating Activities

Net cash used in operating activities was $35,884 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $140,450 for the nine months ended September 30, 2014. The decrease in cash used during the nine months ended September 30, 2015 is mainly due to the net loss from operation and re-organization with reverse merger and spin-off and increase prepayment expenses which covered by the increase in the accrual of legal and professional fees. The increase in cash used during the nine months ended September 30, 2014 is mainly due to the net loss from operation.

Investing Activities

Net cash generated in investing activities was $22,942 for the nine months ended September 30, 2015 as compared to no cash generated or used in investing activities for the nine months ended September 30, 2014. The increase in cash generated during the nine months ended September 30, 2015 is mainly due to dispose of the subsidiary OODI.

Financing Activities

Net cash provided by financing activities was $11,129 and $137,308 for the nine months ended September 30, 2015 and 2014. This reflected an advance to related parties and net cash generated from issuance of common stock as of September 30, 2015, as compared to $137,308 net cash advance from related parties during the nine months ended September 30, 2014.

As of September 30, 2015, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, determined that our internal controls over disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

(b)  Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, we determined that our controls were effective.

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

Item 6. Exhibits

(a)   Exhibits

*3.1  Certificate of Incorporation

*3.2  Amended and Restated Certificate of Incorporation

*3.3  By-laws

*4.0  Stock Certificate

10.1   Debt Cancellation for Consulting Contracts and Promissory Note for $360,000 dated September 24, 2015

10.2   Debt Cancellation for Consulting Contracts and Promissory Note for $450,000 dated September 24, 2015

10.3   Debt Cancellation for Consulting Contracts and Promissory Note for $550,000 dated September 24, 2015

31.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

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

Dated: November 13, 2015

GREEN STANDARD TECHNOLOGIES, INC

(F/K/A BAOSHINN CORPORATION)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director