Form 10-K
period 2015-12-31
Green Standard Technologies, Inc.
filed 2016-04-13
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to __________________

Commission File Number 333-134991

_______________________________________________

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

i

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price at which the common stock was sold as of June 30, 2015 was approximately $3,004,751.02.

ii

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

18,725,003 common shares issued and outstanding as of December 31, 2015

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Green Standard Technologies, Inc (F/K/A Baoshinn Corporation) (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

iii

PART I

ITEM 1. BUSINESS.

Background

Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (“The Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company merged with Baoshinn International Express, Inc. (“BSIE”) on March 31, 2006, by acquiring all of the issued and outstanding common stock of BSIE in a share exchange transaction. We issued 16,500,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of BSIE common stock.

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

On June 17, 2015, Baoshinn Corporation has been amended to the name “Green Standard Technologies, Inc.”.

On March 4, 2013 the Company acquired all the outstanding stock of Olive Oils Direct International Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company’s shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of the Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to the Company, and they paid $100,000.00 in cash to the Company Selling Shareholders. In addition, immediately prior to the closing of the acquisition, the Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI then became a wholly-owned subsidiary of the Company.

The transaction was accounted for as a “reverse merger”, since the original stockholders of the OODI own a majority of the outstanding shares of the Company stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, the Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders’ equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries.

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

•  81% of senior marketing executives now use online video content in their marketing programs, up from 70% in 2011 (MarketingProfs)

•  Cisco expects video to account for 57% of consumer internet traffic by 2015, nearly four times as much as regular web browsing and email

•  90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco)

SAL’s customers are willing to pay a “premium CPM” because:

•The ability to sponsor exclusive, highly sought-after short form sports video content

•Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

•Premium positioning

•Unprecedented transparency and near real-time performance metrics to evaluate their investment

•Securing sponsorships with sports related enterprises

•Stronger control over distribution to help target intended audience.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2015.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.) – Service Provider to the Cannabis Industry

On August 1, 2014 the Company formed Green Standard Technologies, Inc. (F/K/A Green Standard Technologies, Inc.) (“GSTE”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada.  The Company’s second line of business is carried on by this subsidiary.

On June 6, 2015, Green Standard Technologies Inc. amended their name to “Green Standard Technologies Enterprises, Inc.

GSTE is in the medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.

On October 29, 2014, GSTE entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions according to a mutually agreed upon set of features and milestones for a minimum cost of $150,000; however, the cost could potentially be higher depending on the finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion.

GSTE is developing software and support solutions for the cannabis industry.   The new business model will consist of a website [www.greenNVY.com] and business management software available to cannabis retailers in those states where the sale of cannabis is legal, either for medical purposes or for recreational purposes.  The website will provide a platform for cannabis retailers to interface with retail customers.  It will also allow for the creation of an online community for retailers and the consumer.  The website will feature a clean, uncluttered and professional interface where the consumers can explore menus while researching strains of cannabis and pricing of cannabis from multiple sources.  The website will allow consumers to get discounts and coupons, which will encourage them to try new stores.    It will contain a geographical target map of the closest cannabis retail locations with a full profile of each retail outlet.  In addition, it will contain a social platform which will allow consumers to chat with each other and read and post reviews within the community.  In addition, it will create menu searches that can help the consumer quickly locate their favorite type or brand of cannabis products and services.

For a retailer the website will provide a cloud based business management system that centralizes and automates every aspect of running their business.  It will provide encrypted communications through GSTE’s proprietary whisper email and instant messaging platform.  It will also provide advertising opportunities in order to allow the retailer to develop new customers.  The software will also provide the retailer with global applications which outline menu and review information for each retail location.  It will provide mobile coupons through proximity marketing, email and text messages.  In addition, it will administer customer loyalty programs and customer porting features that include consumers past orders.   For the retailers business, it will offer employee management and human resources applications, payroll management, and employee scheduling.  It will also offer retailers payment processing, integration and inventory management.  The software will also provide the retailer with a sophisticated level of reporting of all the activity in the store, sales reporting by hour, day, etc., and reports of the best selling products broken down by category, average sale total and spot trends.

At the current time, 23 states have legalized the medicinal use of marijuana and another 10 states are currently considering legalization.   In addition, 4 states have made recreational use of cannabis legal, and there are several other states considering legalization of recreational use.

Revenues will be generated from retailers based on monthly subscriptions to the management software and placement on the website.  The fees will depend upon what types of features, functionality, marketing, advertising and exposure retailers with to have. In addition, GSTE will generate revenues from banner and text messages, blast advertising, and proximity marketing of email newsletter ads.

GSTE is currently in the startup stage and has no earnings to date.  Once it becomes fully operational its business will be strictly to provide products and services to the cannabis industry.  GSTE will not be involved in the purchase or sale of cannabis products.

Management’s plans to support GSTE’s operations by raising funds through the sale of the Company’s securities and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from the sale of securities, we will have to find alternative sources, such as loans from our officers, directors or others.  If we can’t raise enough cash, we will either have to suspend operations until the cash is raised, or cease business entirely.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

  MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “GSTC”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2015, was $0.13.

National Association of Securities Dealers OTC Bulletin Board*
Quarter End	High	Low
March 31, 2014	1.04	.72
June 30, 2014	.85	.70
September 30, 2014	.89	.55
December 31, 2014	.61	.25
March 31, 2015	.35	.34
June 30, 2015	.34	.34
September 30, 2015	.40	.34
December 31, 2015	.40	.13

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

(b)

HOLDERS. As of December 31, 2015, we had approximately 28 shareholders of record who held 18,725,003 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2015, there are approximately 50 beneficial owners of our Common Stock, when these shareholders are considered.

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

(e)  RECENT SALE OF UNREGISTERED SECURITIES.

1)  On January 13, 2015 the Registrant completed an offering of 140,000 shares of common stock and warrants (the “Units”). The warrants are exercisable for a period of two years after the subscription date at an exercise price of $.40 per shares. These Units were sold to one shareholder for a total consideration of $42,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

Current Operating

In the twelve (12) months ended December 31, 2015, we derived no revenues from our current business operations.

Olive Oil Direct International, Inc.

On March 4, 2013 Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (“Company”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Company, and they paid $100,000.00 in cash to the Company Selling Shareholders.  Immediately prior to the closing of the acquisition, Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI became a wholly-owned subsidiary of the Company.  On March 31, 2015 OODI was sold to a third party.

On August 1, 2014, the Company formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)(“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary. On June 6, 2015, Green Standard Technologies Inc. filed articles of amendment to change its name to “Green Standard Technologies Enterprises, Inc.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to December 31, 2015.

Results of Operations for the Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014

The Company had no revenue or cost of sales for the year ended December 31, 2015 and 2014.

The following table sets forth a summary of our consolidated statements of operations for the periods indicated:

	Twelve months Ended December 31, 2015	Twelve months Ended December 31, 2014
	$	$
Revenue	$0	$0

Administrative and other operating expenses	(247,239)	(364,830)

Income/(Loss) from operations	(247,239)	(364,830)
Other non-operating income	-	131

Interest expenses	-	-

Income/(Loss) before income taxes	(247,239)	(364,699)
Income taxes	-	-

Net Income/(Loss)	(247,239)	(364,699)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(247,239)	(364,699)

Revenues

Revenues Composition and Sources of Revenue Growth

In the twelve months ended December 31, 2015 and 2014, we derived no revenues from our current business operations.

We anticipate that we will generate revenue from website business, although there is no assurance that this will occur, and we have not started to receive revenues yet from that business.

Cost of Sales and Gross Profit

We do not have revenue, cost of sales and gross profit for the current period.

Operating Expenses

Overview

Total operating expenses for the twelve months ended December 31, 2015 were $247,239, while the operating expenses for twelve months ended December 31, 2014 were $364,830.  The expenses decreased due to service fee expenses incurred on the web business venture decreased.

The table below sets forth the main category of expenses both in dollar amount and as a percentage of total expenses with the periods indicated,

	Twelve months ended December 31, 2015	% of Expense	Twelve months ended December 31, 2014	% of Expense
Salaries, commission, allowance	$0	0%	$0	0%
Legal & Professional fees	57,688	23.3%	60,081	16.5%
Office Rental	0	0%	0	0%
Other operating expenses	189,551	76.7%	304,749	83.5%
	$247,239	100%	$364,830	100%

Salaries, Commissions and Allowances

Salaries, Commissions and Allowances were $0 for the twelve months ended December 31, 2014, and they were $0 for the twelve months ended December 31, 2015. This was due to the fact that there was no salaries paid in the current period.

Legal and Professional Fees

Legal and professional fees for the twelve months ended December 31, 2014 were $60,081, while the legal and professional fees for twelve months ended December 31, 2015 were $57,688. Legal and professional fees in the year ended in 2015 were decreased as compared to the year ended in 2014 due to the reduction of our legal and professional expenses incurred as a result of this on the SEC filings for the relevant period after the spinoff of BSIE.

Office Rental

Office rental for the twelve months ended December 31, 2014 was $0 and the office rental for the twelve months ended December 31, 2015 was $0.  This is due to the fact that we did not have operations during this period.

Other General and Administration Expenses

Other expenses for the twelve months ended December 31, 2014 were $304,749, while the other expenses for the twelve months ended December 31, 2015 were $189,551 with no revenue earned during this period in the current operation.  The decrease in expenses was due to the decrease in service fee expenses incurred on the web business venture.

Other Operating Income

Income

Income for the twelve months ended December 31, 2015 and 2014 was zero.

In 2015, we had no income because our new operations had not commenced.

Exchange Gain

The exchange gain was $0 for the twelve months ended December 31, 2015 as compared to $0 in the twelve months ended December 31, 2014.

Interest Income

Interest income was zero for the twelve months ended December 31, 2015, as compared to $0 for the twelve months ended December 31, 2014.

Net Income/Loss

Our net loss was $247,239 for the twelve months ended December 31, 2015, as compared to a net loss of $364,699 for the twelve months ended December 31, 2014.  The decrease in net loss was due to the reduction in legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $247,239 for the twelve months ended December 31, 2015 and a net loss since inception of $1,591,451. The 2015 and 2014 loss were generated as a result of paying all necessary administrative expenses. On December 31, 2015 we had cash on hand of $173. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2015. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Twelve Months Ended Dec 31, 2015		For Twelve Months Ended Dec 31, 2014
	(audited)	(audited)
	$	$
Net cash flows generated from/( used in) operating activities	(37,747)	(232,484)

Net cash flows (used in)/provided by investing activities	22,942	-

Net cash flows provided by/(used in) financing activities	12,944	228,238

Net increase/(decrease) in cash and cash equivalents	(1,861)	(4,246)
Effect of foreign currency translation	-	-
Cash and cash equivalents – beginning of year	2,034	6,280

Cash and cash equivalents – end of period	173	2,034

Operating Activities

Net cash used in operating activities was $232,484 for the twelve months ended December 31, 2014 as compared to net cash used by operating activities of $37,747 for the twelve months ended December 31, 2015. The decrease in cash used during the twelve months ended December 31, 2015 is mainly due to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Investing Activities

Net cash used in investing activities was $0 for the twelve months ended December 31, 2014 as compared to net cash generated in investing activities of $22,942 for the twelve months ended December 31, 2015. Cash was generated from disposal of subsidiary OODI.

Financing Activities

For the twelve months ended December 31, 2014 and 2015, there were no external financing activities except for the gross proceeds of $260,000 and $42,000 received from the sale of 560,000 and 140,000 shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company.

The net cash generated from a related party’s loan was $29,056 for the twelve months ended December 31, 2015. These funds were used to help bridge the working capital gap, as compared to the repayment of loans of $31,762 from related parties during the twelve months ended December 31, 2014. The increase in borrowing from related parties is due to the need for cash to operate and build up our new business which is met by the support from related parties.

The amounts due to related parties are interest-free loans. These loans are unsecured and have no fixed repayment terms.

SUBSEQUENT EVENTS

Subsequently, on January 5, 2016 Mr. Ka Yeung Lee submitted his resignation as a Director of Green Standard Technologies, Inc. based on personal matters, and he did not have any disagreement with the Company on any matter related to the Company’s operations, policies or procedures.

Off-balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2015.

Tabular Disclosure of Contractual Obligations

The Company’s had no known contractual obligations as of December 31, 2015.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Green Standard Technologies, Inc

(F/K/A Baoshinn Corporation)

Consolidated Financial Statements

For the Year Ended December 31, 2015 and 2014

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation),

We have audited the accompanying consolidated balance sheet of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years and period ended December 31, 2015, 2014 and from April 15, 2011 (inception) through December 31, 2015.  These consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group and its subsidiaries as of December 31, 2015 and  2014 and the consolidated results of their operations and their cash flows for the years and period ended December 31, 2015, 2014 and from April 15, 2011 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/AWC (CPA) Limited

Certified Public Accountants

Hong Kong, SAR

March 31, 2016

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	As At December 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash and cash equivalents	173	2,034
Accounts receivable	-	-
Deferred cost	-	-
Restricted cash	-	-
Deposits, prepaid expenses and other receivables	-	-
Amount due from related party	-	-
Income tax prepaid	-	-
Total Current Assets	173	2,034
Plant and equipment	-	-
TOTAL ASSETS	173	2,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	-	-
Deferred revenue	-	-
Other payables and accrued liabilities – Note 8	408,387	198,895
Income tax payable	-	-
Due to related party	(14,490)	14,566
Total current liabilities	393,897	213,461

TOTAL LIABILITIES	393,897	213,461
COMMITMENTS AND CONTINGENCIES – Note 15

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2015 - US$.0001 (2014: US$.0001)
Authorized: 2012 – 300,000,000 common shares, 100,000,000 preferred shares (2014: 300,000,000 common shares, 100,000,000 preferred shares)
Issued and outstanding: 2015 – 18,725,003 shares (2014:18,585,003)	1,873	1,859
Additional paid-in capital	1,195,854	1,153,868
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,591,451)	(1,367,154)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(393,724)	(211,427)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(393,724)	(211,427)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	173	2,034

See notes to consolidated financial statement.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF INCOME

(Stated in US Dollars)

	For Year Ended Dec. 31, 2015	For Year Ended Dec. 31, 2014	April 15, 2011 (inception) Through Dec. 31, 2015
	$	$	$
Revenue	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income	-	-	-
Depreciation	-	-	-
Administrative and other operating expenses	(247,239)	(364,830)	(853,163)

(Loss)/income from operations	(247,239)	(364,830)	(853,163)
Other non-operating income - Note 5		130	131
Interest expenses – Note 6	-		(15)

(Loss)/income before income taxes	(247,239)	(364,699)	(853,047)
Income taxes - Note 8	-	-	-

Net (loss)/income	(247,239)	(364,699)	(853,047)
Non-controlling interest	-	-	-

Net (loss)/income attributable to the Company	(247,239)	(364,699)	(853,047)

(Loss)/earnings per share of common stock, basic and diluted – Note 4	(1.32 cents)	(2.00 cents)	(6.26 cents)

Weighted average number of common stock, basic and diluted – Note 4	18,725,000	18,221,932	13,618,971

See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2015	For Year Ended Dec 31, 2014	April 15, 2011 (inception) Through Dec. 31, 2015
	$	$	$
Cash flows from operating activities
Net (loss)/income	(247,239)	(364,699)	(853,047)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	-	-	-
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Deferred cost	-	-	-
Deposits, prepaid expenses and other receivables	-	-	-
Accounts payable	-	(1,904)	-
Disposal of fixed asset	-	-	-
Deferred revenue	-	-	-
Other payables and accrued liabilities	209,492	134,119	408,387
Income tax payable	-	-	-
Net cash flows (used in)/generated from operating activities	(37,747)	(232,484)	(368,855)
Cash flows from investing activity
Disposal of subsidiary OODI	22,942	-	22,942
Acquisition of plant and equipment	-	-	-
Net cash flows (used in) investing activity	22,942	-	22,942
Cash flows from financing activities
Proceeds from issuance of common stock	42,000	260,000	360,576
Amounts due from related parties	-	-	-
Amounts due to related parties	(29,056)	(31,762)	(14,490)
Increase in restricted cash	-	-	-
Dividend paid to non-controlling interest	-	-	-
Net cash flows generated from /(used in) financing activities	12,944	228,238	346,086
Net (decrease)/increase in cash and cash equivalents	(1,861)	(4,246)	173
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	2,034	6,280	-
Cash and cash equivalents - end of year	173	2,034	173
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-

See notes to consolidated financial statements.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

 (Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income	deficit	Total
		$	$	$	$	$
Balance, April 1, 2012	400,000	400	-	-	-	400

Comprehensive income
Net Loss	-	-	-	-	(336)	(336)
Foreign currency translation
Adjustments	-	-	-	-	-	-

Balance, December 31, 2012	400,000	400	-	-	(336)	64

Balance, December 31, 2013	18,025,003	1,803	893,924	-	(1,002,455)	(106,728)

Balance, December 31, 2014	18,585,003	1,859	1,153,868		(1,367,154)	(211,427)

Issuance of common stock	140,000	14	41,986		-	42,000

Disposal of OODI					22,942	22,942

Net loss	-	-	-	-	(247,239)	(247,239)

Balance, December 31, 2015	18,725,003	1,873	1,195,854	-	(1,591,451)	(393,724)

See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 4, 2013 the Company acquired all the outstanding stock of Olive Oils Direct International Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company’s shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of the Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to the Company, and they paid $100,000.00 in cash to the Company Selling Shareholders. In addition, immediately prior to the closing of the acquisition, the Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of the Company.

The transaction was accounted for as a “reverse merger”, since the original stockholders of the OODI own a majority of the outstanding shares of the Company stock immediately following the completion of the transaction on March 4, 2013. OODI was the legal acquiree but deemed to be the accounting acquirer, the Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (OODI). Historical stockholders’ equity of the acquirer prior to the merger was acquirer’s stockholders’ equity. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

On May 31, 2013 the Registrant completed an offering of 15,000,000 shares of its common stock. These shares were sold to a total of eighteen (18) shareholders for a total consideration of $75,000. These shares were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States. Securities issued by the Company did not involve any public offering of securities. Investors who purchased securities in the private placement had access to information about the Registrant which was necessary to allow them to make an informed investment decision. The Registrant has been informed that each shareholder is able to bear the economic risk of his investment they ar aware that the securities are not registered under the Securities Act. The purchasers of the securities have been notified that the securities cannot be re-offered or re-sold unless the securities are registered or are qualified for sale pursuant to an exemption from registration. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to or for resale in connection with any distribution. A legend will be placed on each of the stock certificates stating that the securities are restricted, they have not been registered under the Securities Act and they cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

Green Standard Technologies Enterprises, Inc. is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visitors with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.

On October 29, 2014 the Company, through its wholly owned subsidiary, Green Standard Technologies Enterprises, Inc., entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions. According to a mutually agreed upon set of features and milestones for a minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion.

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

On January 13, 2015, the Registrant completed an offering of 140,000 shares of common stock and warrants (the “Units”). The warrants are exercisable for a period of two years after the subscription date at an exercise price of $.40 per shares. These Units were sold to one shareholder for a total consideration of $42,000. These Units were sold on a private placement basis and the Company paid no commission in connection with such sales. All sales were made outside of the United States.

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. amended their name to “Green Standard technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation has been amended to the name “Green Standard Technologies, Inc.”

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

On August 1, 2014 Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.), (“GSTEI) as a wholly owned subsidiary incorporated under the law of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

Green Standard Technologies Enterprises, Inc. (“GSTEI) is in the medical and recreation marijuana industry, and the establishment of a website will be used to further their business by providing visions with medical and recreational marijuana resource.

On October 29, 2014 Green Standard Technologies Enterprises, Inc., entered into a Website Development Agreement with Social Asylum Inc. (“SAI”). Under the terms of the Agreement SAI has agreed to provide a fully functioning ecommerce website with unique and proprietary functions, according to a mutually agreed upon set of features and milestones for minimum cost of $150,000, but the cost could potentially be higher depending on finalized functionality, scope and details. Also included are plans for launch, market and geographic expansion in the USA and potentially Europe.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

3.  Going concern

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company generated a net loss of $247,239 for the year ended December 31, 2015 and net loss $364,699 for the year ended December 31, 2014, it had an accumulated deficit of $1,591,451 and $1,367,154 as at December 31, 2015 and 2014.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2015 and 2014 respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

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

The Group also evaluates the presentation of revenue on a gross versus a net basis   in accordance with ASC 605 “Revenue Recognition” which codified the Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Advertising expenses

Advertising expenses are charged to expense as incurred. For the year ended December 31, 2015 and 2014, the company incurred $293 and $7,754 advertising expenses respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2015.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity.  The Group’s other comprehensive income represented foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. In 2015, the exchange rate being use to translate amount in HK$ is fixed at 7.8 to 1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

	Year ended	Year ended
	Dec 31, 2015	Dec 31, 2014
Year end HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2015 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2014
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(247,239)	(364,699)

Denominator:
Basic weighted average shares	18,725,000	18,221,932
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,000	18,221,932

Basic earnings per share:	(1.32 cents)	(2.00 cents)

Diluted earnings per share:	(1.32cents)	(2.00 cents)

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

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

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

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal year. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in the Update is permitted for financial statements that have not been previously issued.

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

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Recently issued accounting pronouncements (continued)

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

5.     Other non-operating income

	Year Ended	Year Ended
	Dec 31, 2015	Dec 31, 2014
	$	$

Gain on exchange	-	-
Interest income	-	-
Sundry income	-	130

	-	130

6.     Interest expenses

	Year Ended	Year Ended
	Dec 31, 2015	Dec 31, 2014
	$	$

Bank charges	499	1,007
Interest expense	-	-

	499	1,007

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

7.   Income taxes

The Company and its subsidiaries file separate income tax returns.

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2015 and 2014.

The subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2015 and 2014.

Provision for Hong Kong profits tax has been made for the year presented as the subsidiaries have assessable profits during the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 16.5% to income before taxes for the year ended December 31, 2015 and 2014.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	$	$

(Loss)/income before taxes	(247,239)	(364,699)

Computed tax benefit at Hong Kong
income tax rate	-	-
Valuation allowance adjustment	-	-
Unrecognized tax losses	-	-
Non-taxable items	-	-
Non-deductible expenses	-	-
Tax rebate	-	-
Others	-	-
Total	0	0

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2015 and 2014, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

8.   Other payables and accrued liabilities

	At December 31,
	2015	2014
	$	$

Sale deposits received	-	-
Accrued expenses	408,387	198,895
Other payables	-	-

	408,387	198,895

9.   Amount due from/to related parties

Amount due from/to related parties are as follows:

	As of 12/31/2015	As of 2/28/2014
	$	$

Amount due from related parties	14,490	-

Amount due to related parties	-	(14,566)

As of December 31, 2015 and 2014, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

Amounts due from/to related parties were $14,490 (2014: $nil) and $nil (2014: $(14,566)) including in accounts receivable and payable, respectively, which are trade in nature.

GREEN STANDARD TECHNOLOGIES, INC.

(F/K.A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

10.   Stock options

The Group has stock option plans that allow it to grant options to its key employees. During 2015 and 2014, the Company did not issue any stock options and there were no stock options being issued or outstanding.

11.   Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	Year ended	Year ended
	Dec 31, 2015	Dec 31, 2014
Company A	0%	0%
Company B	0%	0%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2015 and 2014 are as follows:

	Percentage of accounts receivable
	Dec 31, 2015	Dec 31, 2014
Company A	0%	0%
Company B	0%	0%

12.   Pension Plans

In 2015, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$30,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

In 2015, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2015, no assets are allocated to pension. Total pension cost was $0 during year ended December 31, 2015 (2014: $0).

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

13.   Fair value measurements

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2015 and 2014:

Fair Value Measurements at reporting date using:
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	173	173	-	-

GREEN STANDARD TECHNOLOGIES, INC.

(F/K/A BAOSHINN CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

Fair Value Measurements at reporting date using:
	December 31, 2014	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	2,034	2,034	-	-

14.   Commitments and contingencies

Operating lease commitments

The Company did not have commitments during the year ended of December 31, 2015 and December 31, 2014.

15.   Related party transactions

As of December 31, 2015 and December 31, 2014, the Company had received advancement of $nil and $14,566 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During 2013, the Company issued 1,700,000 shares on June 3, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,250,000 shares in lieu of $21,250 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

16.   Subsequent events

The Company has evaluated all other subsequent events from January 1, 2016 through the date these financial statements were issued. The Company determined that there were no any material subsequent events or transactions that require recognition or disclosure in the financial statements except that on January 5, 2016, Mr. Ka Yeung Lee submitted his resignation as a Director of Green Standard Technologies, Inc.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2015:

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name and Address	Age	Position(s)
Sean Webster	43	President, C.F.O., Director
Ka Yeung Lee (resigned on January 5, 2016)	31	Director
Akimasa Fujita (resigned on July 16, 2014)	43	Director
Brent Inzer (resigned on March 26, 2015)	42	Director

Mr. Sean Webster serves for a one year term or until his successors are elected or they are re-elected at the annual stockholders’ meeting. Mr. Benny Kan and Mr. Mike Lam have resigned all of their positions as on March 4, 2013. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, none of which currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board. Sean Webster has been the President and Chief Financial Officer of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) since March 25, 2008. Mr. Webster has been the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012 and also served as its Chief Technology Officer and Principal Accounting Officer. Mr. Webster had been Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  Since May, 1999 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc. until October 2007. Mr. Webster graduated from the University of Calgary in 1996 with BA in Economics, and a minor in Management and Commerce.

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

Effective January 17, 2014, the Board of Directors of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) elected Mr. Ka Yeung Lee (Mr. Lee”) as a new Director of the Company to fill a newly-created directorship. Since 2009, Mr. Lee served as Operations Director for Youhaha Marketing and Promotions Limited, an internet advertising and online media consulting Company located in Hong Kong. Mr. Lee received a Bachelor of Science Degree with honors from the Open University of Hong Kong in 2009. Mr. Lee resigned on January 5, 2016.

Effective February 13, 2014, the Board of Directors of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) elected Mr. Akimasa Fujita (“Mr. Fujita”) as a new Director of the Company to fill a newly-created directorship. Since 2010, Mr. Fujita served as President of Japan Flood Control, an emergency flood protection system company located in Tokyo, Japan. Mr. Fujita received a Bachelor of Arts degree in Economics from Nihon University in 1993. Mr. Fujita resigned on July 16, 2014.

Effective July 16, 2014, the Board of Directors of Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) elected Mr. Brent Inzer (“Mr. Inzer”) as a new Director of the Company. Since 2008, Mr. Inzer was the Founder/CEO of Synergistic Resources, LLC where he provided consulting services to the medical marijuana industry and opened a division called Marijuana Medicine Evaluation Centers (M.M.E.C.) which expanded rapidly into 14 standalone clinics. Synergistic Resources, LLC was acquired by General Cannabis, Inc., a publicly traded company, in 2010, Mr. Inzer stayed on with General Cannabis as Director of Business development unit 2012. After his tenure with General Cannabis. Mr. Inzer completed development and marketing strategies for the nutraceutical cannabis industry, with Medco Systems of Los Angeles, California. Mr. Inzer resigned his position on March 26, 2015.

Significant Employees

As of the date hereof, we have no other significant employees.

Family Relationships

None

Involvement in Certain Legal Proceedings

None.

Subsequent Events

As noted above, under the heading of “Subsequent Events” of Note 16 in Item 8 Financial Statements.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Sean Webster, Chief Executive Officer, Green Standard Technologies, Inc., Unit 1010, Miramar Tower, 132 Nathan Road, Tsimshatsui, Kowloon, Hong Kong.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

(All amounts in US $‘s)	Long Term Compensation		Total
Compensation	Awards	Payouts

(1) Name & Principal Position	Period	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Sean Webster (3)	12 months ended December 31,2015	0	0	*120,000	0	0	0	0	120,000
	12 months ended December 31,2014	0	0	*120,000	0	0	0	0	120,000
Mike Lam (2)	12 months ended December 31,2015	0	0	0	0	0	0	0	0
	12 months ended December 31,2014	0	0	0	0	0	0	0	0
Benny Kan (2)	12 months ended December 31,2015	0	0	0	0	0	0	0	0
	12 months ended December 31,2014	0	0	0	0	0	0	0	0

Note:

(1) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years.

(2)  Mike Lam and Benny Kan both resigned from their director and executive positions on March 4, 2013.Sean Webster is the President, CFO and a director of the Company.

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

Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation), Syndicore Asia Limited and Green Standard Technologies Enterprises, Inc. currently have no option plans.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2015, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class(1)
Sean Webster Unit 1010, Miramar Tower 132 Nathan Road, TST, Kowloon, Hong Kong	4,992,500	26.662%
All Officers and Directors as a Group	4,992,500	26.662%

[1] Applicable percentage ownership is based on 18,725,003 shares of our common stock outstanding as of December 31, 2015. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company outstanding as of December 31, 2015.

(a)      Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2015, Sean Webster, an officer and director of the company controlled the largest percentage of shares of common stock.

(b)      Future Sales by Existing Shareholders

As of December 31, 2015 there are a total of 28 Stockholders of record holding 18,725,003 shares of our common stock, excluding the shareholders that hold our shares in street name. 9,887,500 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2015 and December 31, 2014, the Company had received advances of $nil and $14,566 from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

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

Audit Fees

The aggregate fees billed by AWC (CPA) Limited for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $14,103 and $14,103 for the year ended December 31, 2015 and 2014.

Audit-Related Fees

The aggregate fees billed by AWC (CPA) Limited for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements were $0 or the year ended December 31, 2015.

Tax Fees

The aggregate fees billed by AWC (CPA) Limited for professional services for tax compliance, tax advice and tax planning were $0 for the year ended December 31, 2015.

All Other Fees

The aggregate fees billed by AWC (CPA) Limited for other products and services were $0 for the year ended December 31, 2015.

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
31.1

Certification of the Company‘s Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2015.

31.2

Certification of the Company‘s Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant‘s Annual Report on Form 10-K for the year ended December 31, 2015.

32.1	Certification of the Company‘s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company‘s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

______________________________________

*Filed as an exhibit to the Company‘s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

** To be filed as an amendment to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STANDARD TECHNOLOGIES, INC.

Dated: April 13, 2016	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director/ Secretary/CEO	April 13, 2016
Sean Webster