Form 10-Q
period 2016-03-31
Green Standard Technologies, Inc.
filed 2016-05-18
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 31, 2016, the Company had 18,725,003 shares of common stock outstanding.

i

GREEN STANDARD TECHNOLOGIES, INC

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (unaudited)

3

Consolidated Balance Sheet (unaudited) at March 31, 2016 and at December 31, 2015

3

Consolidated Statement of Operation (unaudited) for the three months ended March 31, 2016 and March 31, 2015

4

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income

5

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2016 and March 31, 2015

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

28

Item 1A. Risk Factors

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3. Defaults Upon Senior Securities

28

Item 4. Mine Safety Disclosures

28

Item 5. Other Information

28

Item 6. Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 Green Standard Technologies, Inc

Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and December 31, 2015

(Stated in US Dollar)

 GREEN STANDARD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	March 31,	Dec 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	108	173
Prepayment	-	-
Due from related party – Note 7	13,766	14,490

Total Current Assets	13,874	14,663

TOTAL ASSETS	13,874	14,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 6	448,154	408,387
Notes payable	-	-
Due to related party – Note 7	-	-

Total current liabilities	448,154	408,387

TOTAL LIABILITIES	448,154	408,387

COMMITMENTS AND CONTINGENCIES – Note 18

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2016 - US$0.0001 (2015: US$0.0001)
Authorized: 2016 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2016– 18,725,003 shares (2015– 18,725,003)	1,873	1,873
Additional paid-in capital	1,195,854	1,195,854
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,632,007)	(1,591,451)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(434,280)	(393,724)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(434,280)	(393,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	13,874	14,663

See notes to consolidated financial statement.

GREEN STANDARD TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

			Apr 15, 2011
	Three Months Ended 31 Mar, 2016	Three Months Ended 31 Mar, 2015	(Inception) Through 31 Mar, 2016
	$	$	$

Revenue	-	-	-

Net sales	-	-	-
Cost of sales	-	-	-

Gross profit	-	-	-
Other operating income – Note 5	-	-	-
Administrative and other operating expenses	(40,556)	(72,248)	(893,719)

Loss from operations	(40,556)	(72,248)	(893,719)
Other non-operating income			131
Interest expenses – Note 5	-	-	(15)

Loss before income taxes	(40,556)	(72,248)	(893,603)
Income taxes - Note 6	-	-	-

Net Loss	(40,556)	(72,248)	(893,603)
Non-controlling interest	-	-	-

Net Loss attributable to the Company	(40,556)	(72,248)	(893,603)

Earnings per share of common stock – Note 4
- Basic	(0.22) cents	(0.39) cents*	(6.41) cents*
- Diluted	(0.22) cents	(0.39) cents*	(6.41) cents*

Weighted average number of common stock – Note 4
- Basic	18,725,003	18,725,003*	13,940,083*
- Diluted	18,725,003	18,725,003*	13,940,083*

*As the number of common shares outstanding decreased as a result of a reverse stock split during year ended December 31, 2015, the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400
Net loss	---	---		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Balance, Dec 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, Dec 31, 2015	18,725,003	1,873		1,195,854		---		(1,591,451)	(393,724)

Net loss	---	---		---		---		(40,556)	(40,556)

Balance, March 31, 2016	18,725,003	$1,873		$1,195,854	$	---		$(1,632,007)	$(434,280)

 See notes to consolidated financial statements

GREEN STANDARD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Three Months Ended Mar 31, 2016	Three Months Ended Mar 31, 2015	Apr 15, 2011 (inception) Through Mar 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(40,556)	(72,248)	(893,603)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Changes in operating assets and liabilities:
Prepayment	-	-	-
Accounts payable		-	-
Other payables and accrued liabilities	39,767	50,746	448,154
Notes payable	-	-	-
Net Cash flows used in operating activities	(789)	(21,502)	(369,644)

Cash flows from investing activity
Disposal of subsidiary OODI	-	22,942	22,942
Net cash flows generated from investing activity	-	22,942	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	-	42,000	360,576
Amounts due to / from related parties	724	44,279	(13,766)
Net cash flows (used in) / generated from financing activities	724	(2,279)	346,810
Net (decrease) / increase in cash and cash equivalents	(65)	(839)	108
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	173	2,034	-
Cash and cash equivalents - end of year	108	1,195	108
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

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

GREEN STANDARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.

Description of business (continued)

On August 1, 2014 Green Standard Technologies, Inc. formed Green Standard Technologies Enterprises, Inc., (“GSTEI”) as a wholly owned subsidiary incorporated under the law of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

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

On September 24, 2015, the Company and Rider Capital Corp. signed the Debt Cancellation Note for the following Consulting Contracts and Promissory Note Agreements, leaving no outstanding balance owing between the Contractor and the Company:

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

GREEN STANDARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Going concern

The financial statements at March 31, 2016, at Dec 31, 2015 and for the period from April 15, 2011 (date of inception), to March 31, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,632,007 for the period from April 15, 2011 (date of inception), to March 31, 2016. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to March 31, 2016.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended March 31, 2016. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2016 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended Mar 31, 2016	Three Months Ended Mar 31, 2015
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(40,556)	(72,248)

Denominator:
Basic weighted average shares	18,725,003	18,725,003
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,003	18,725,003

Basic earnings per share:	(0.22) cents	(0.39) cents

Diluted earnings per share:	(0.22) cents	(0.39) cents

GREEN STANDARD TECHNOLOGIES, INC.

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

During three months ended March 31, 2016, the Group did not record stock-based compensation expense.

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

GREEN STANDARD TECHNOLOGIES, INC.

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

GREEN STANDARD TECHNOLOGIES, INC.

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

GREEN STANDARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2016 and 2015.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2016 and 2015. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

6.

Other payables and accrued liabilities

	Mar 31,	Dec 31,
	2016	2015
	$	$
Sale deposits received	-	-
Accrued expenses	448,154	408,387
Other payables	-	-
	448,154	408,387

7.

 Amount due from / to related party

Amount due from / to related party are as follows:

	Mar 31	Dec 31
	2016	2015
	$	$

Amount due from related party	13,766	14,490
Amount due to related party	-	-

As of March 31, 2016 and Dec 31, 2015, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

GREEN STANDARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2016 and Dec 31, 2015:

GREEN STANDARD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	March 31, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	108	108	-	-

Fair Value Measurements at reporting date using
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	173	173	-	-

9.

Commitments and contingencies

The Company did not have commitments and contingencies during the three months and year ended of March 31, 2016 and December 31, 2015.

10.

Subsequent Events

The Company has evaluated all other subsequent events as of May 16, 2016 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to March 31, 2016.

On August 1, 2014 GST formed Green Standard Technologies Enterprises, Inc. (“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to March 31, 2016.

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. filed articles of amendment to change its name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation amended its articles to change its name to “Green Standard Technologies, Inc.”

In the three months ended March 31, 2016 and 2015, we derived no revenues from our operation.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Mar 31 2016	Three months Ended Mar 31, 2015
	$	$
Revenue	-	-

Administrative and other operating expenses	(40,556)	(72,248)

Income/(Loss) from operations	(40,556)	(72,248)
Other non-operating income		-
Interest expenses – Note 7	-	-

Income/(Loss) before income taxes	(40,556)	(72,248)
Income taxes - Note 8	-	-

Net Income/(Loss)	(40,556)	(72,248)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(40,556)	(72,248)

Revenues

In the three months ended March 31, 2016 and 2015, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

We do not have revenue, cost of sales and gross profit for the current period.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended March 31, 2016 were $40,556, while the operating expenses for the three months ended March 31, 2015 were $72,248. Our operating expenses decreased 156.13% attributed to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Our interest expenses for the three months ended March 31, 2016 were $0, while the interest expenses for the three months ended March 31, 2015 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended March 31, 2016 were $40,556; while the attributed loss for the three months ended March 31, 2015 were $72,248. Our attributed loss decreased 156.13% owing to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

B.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $40,556 and 72,248 for the three months ended March 31, 2016 and 2015; and a net loss since inception of $893,603. On December 31, 2015 and on March 31, 2016 we had cash on hand of $108 and $173. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Three Months Ended Mar 31, 2016		For Three Months Ended Mar 31, 2015
	(unaudited)	(audited)
	$	$

Net cash flows used in operating activities	(789)	(21,502)

Net cash flows generated from investing activities	-	22,942

Net cash flows (used in) / generated from financing activities	724	(2,279)

Net decrease in cash and cash equivalents	(65)	(839)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	173	2,034

Cash and cash equivalents - end of period	108	1,195

Operating Activities

Net cash used in operating activities was $789 for the three months ended March 31, 2016 as compared to net cash used in operating activities of $21,502 for the three months ended March 31, 2015. The decrease in cash used during the three months ended March 31, 2016 is mainly due to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Investing Activities

Net cash generated in investing activities was $22,942 for the three months ended March 31, 2015 as compared to no cash generated or used in investing activities for the three months ended March 31, 2016. The decrease in cash generated during the three months ended March 31, 2016 is mainly due to no investing incurred.

Financing Activities

Net cash provided / (used in) by financing activities was $724 and $(2,279) for the three months ended March 31, 2016 and 2015. This reflected net cash advance from related parties as of March 31, 2016, as compared to $2,279 an advance to related parties and net cash generated from issuance of common stock during the three months ended March 31, 2015.

As of March 31, 2016, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

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

(b)  Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, we determined that our controls were effective.

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

** To be filed as an amendment to this Form 10-Q.

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2016

GREEN STANDARD TECHNOLOGIES, INC

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director