Form 10-Q/A
period 2015-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2016-07-15
CIK 1365357

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

Commission File No. 333-134991

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ZZLL Information Technolgy, Inc.

 (F/K/A/Green Standard Technologies, Inc.)

(F/K/A Baoshinn Corporation)

Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and December 31, 2014

(Stated in US Dollar)

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

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

Item 6. Exhibits

(a)   Exhibits

*3.1  Certificate of Incorporation

*3.2  Amended and Restated Certificate of Incorporation

*3.3  By-laws

*4.0  Stock Certificate

10.1

Promissory Note for $360,000 dated April 1, 2015**

10.2

Promissory Note for $450,000 dated April 1, 2015**

10.3

Promissory Note for $550,000 dated April 1, 2015 **

31.1 Amended  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002***

32.1 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002***

101 Interactive data files pursuant to Rule 405 of Regulation S-T***

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

** Filed as exhibit to the Company's Form 10-Q filed August 19, 2015.

*** Filed herewith

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2016

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/AGREEN STANDARD TECHNOLOGIES, INC.)

(F/K/A BAOSHINN CORPORATION)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director