Form 10-Q
period 2016-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2016-08-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 333-134991

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2016, the Company had 18,725,003 shares of common stock outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1.

Financial Statements (unaudited)

3

Consolidated Balance Sheet (unaudited) at March 31, 2016 and at December 31, 2015

4

Consolidated Statement of Operation (unaudited) for the three months ended March 31, 2016 and March 31, 2015

5

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income

6

Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2016 and March 31, 2015

7

Notes to Consolidated Financial Statements

8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3. Quantitative and Qualitative Disclosure About Market Risks

29

Item 4. Controls and Procedures

29

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

30

Item 1A. Risk Factors

30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3. Defaults Upon Senior Securities

30

Item 4. Mine Safety Disclosures

30

Item 5. Other Information

30

Item 6. Exhibits

30

Signatures

31

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

 ZZLL Information Technology, Inc.

(F/K/A Green Standard Technologies, Inc)

Consolidated Financial Statements

For the Six Months Ended June, 2016 and December 31, 2015

(Stated in US Dollar)

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	June 30,	Dec 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	3,557	173
Due from related party – Note 7	11,779	14,490

Total Current Assets	15,336	14,663

TOTAL ASSETS	15,336	14,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 6	425,909	408,387
Notes payable – Note 6	75,000	-

Total current liabilities	500,909	408,387

TOTAL LIABILITIES	500,909	408,387

COMMITMENTS AND CONTINGENCIES – Note 10

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2016 - US$0.0001 (2015: US$0.0001)
Authorized: 2016 – 300,000,000 common shares, 100,000,000 preferred shares
Issued and outstanding: 2016– 18,725,003 shares (2015– 18,725,003)	1,873	1,873
Additional paid-in capital	1,195,854	1,195,854
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,683,300)	(1,591,451)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(485,573)	(393,724)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(485,573)	(393,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,336	14,663

See notes to consolidated financial statement.

ZZLL INFORMATION TECHNOLOGY, INC.

 (F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Jun 30, 2016	Three Months Ended J Jun 30, 2015	Six Months Ended Jun 30, 2016	Six Months Ended Jun 30, 2015	Apr 15, 2011 (Inception) Through Jun 30, 2016
	$	$	$	$	$
Revenue

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Administrative and other operating expenses	51,094	420,276	91,650	492,524	944,813

(Loss)/Income from operations	(51,094)	(420,276)	(91,650)	(492,524)	(944,813)
Other non-operating income	-	-	-	-	131
Interest expenses – Note 8	(199)	-	(199)	-	(214)

(Loss)/Income before income taxes	(51,293)	(420,276)	(91,849)	(492,524)	(944,896)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(51,293)	(420,276)	(91,849)	(492,524)	(944,896)
Non-controlling interest	-	-	-	-	-
	____________	____________	______________	_____________	______________
Net Income (Loss) attributable to the Company	(51,293)	(420,276)	(91,849)	(492,524)	(944,896)
Earnings per share of common stock – Note 4
- Basic	(0.27) cents	(2.44) cents	(0.49) cents	(2.63) cents
- Diluted	(0.27) cents	(2.44) cents	(0.49) cents	(2.63) cents

Weighted average number of common stock – Note 4
- Basic	18,725,000	18,725,000	18,725,000	18,725,000
- Diluted	18,725,000	18,725,000	18,725,000	18,725,000

See notes to consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400
Net loss	---	--		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Balance, December 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, December 31, 2015	18,725,003	$1,873		$1,195,854	$	---		$(1,591,451)	$(393,724)

Net loss	---	---		---		---		(91,849)	(91,849)

Balance, June 30, 2016	18,725,003	$1,873		$1,195,854	$	---		$(1,683,300)	$(485,573)

 See notes to consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Six Months Ended Jun 30, 2016	Six Months Ended Jun 31, 2015	Apr 15, 2011 (inception) Through Jun 30, 2016
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(91,849)	(492,524)	(944,896)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Changes in operating assets and liabilities:
Prepayment	-	(1,020,000)	-
Other payables and accrued liabilities	17,522	118,583	425,909
Notes payable	75,000	1,360,000	75,000
Net Cash flows used in operating activities	673	(33,941)	(368,182)

Cash flows from investing activity
Disposal of subsidiary OODI	-	22,942	22,942
Net cash flows generated from investing activity	-	22,942	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	-	42,000	360,576
Amounts due to / from related parties	2,711	(32,841)	(11,779)
Net cash flows (used in) / generated from financing activities	2,711	9,159	348,797
Net (decrease) / increase in cash and cash equivalents	3,384	(1,840)	3,557
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	173	2,034	-
Cash and cash equivalents - end of year	3,557	194	3,557
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

See notes to consolidated financial statements.

ZZLL INFORAMTION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1. Corporation information

ZZLL Information Technology, Inc. (F/K/A Green Standard Technologies, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

On May 27, 2016, the Company changed its name with the State of Nevada from Green Standard Technologies, Inc. to “ZZLL Information Technology, Inc.”

On May 27, 2016, ZZLL Information Limited acquired 4,992,500 common shares of the Company through a private Common Stock Purchase Agreement for investment purposes in the ordinary course of business. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Wei Liang is 4,992,500 common shares, or approximately 26.662% of the 18,725,003 issued common shares.

On June 14, 2016, Wei Liang (“Mr. Liang”) was appointed to serve as a member of the Board of Directors of ZZLL Information Technology, Inc..

On June 24, 2016, ZZLL Technology Limited acquired 4,895,000 common shares of the Company through a private Common Stock Purchase Agreement for investment purposes in the ordinary course of business. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Wei Zhu is 4,895,000 common shares, or approximately 26.142% of the 18,725,003 issued common shares.

2.Description of business

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3. Going concern

The financial statements at June 30, 2016, at Dec 31, 2015 and for the period from April 15, 2011 (date of inception), to June 30, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,683,300 for the period from April 15, 2011 (date of inception), to June 30, 2016. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 15, 2011 (date of inception) to June 30, 2016.

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.   Summary of significant accounting policies (continued)

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months ended June 30, 2016. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

The calculation of diluted weighted average common shares outstanding for six months ended June 30, 2016 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended Jun 30, 2016	Six Months Ended Jun 30, 2015
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(91,849)	(492,524)

Denominator:
Basic weighted average shares	18,725,003	18,725,003
Effect of dilutive securities	-	-

Diluted weighted average shares	18,725,003	18,725,003

Basic earnings per share:	(0.49) cents	(2.63) cents

Diluted earnings per share:	(0.49) cents	(2.63) cents

ZZLL INFORAMTION TECHNOLGOY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

During six months ended June 30, 2016, the Group did not record stock-based compensation expense.

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

Recently issued accounting pronouncements

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5. Income taxes

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2016 and 2015.

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2016 and 2015. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

6. Notes payables and accrued liabilities

	Jun 30,	Dec 31,
	2016	2015
	(unaudited)	(audited)
	$	$

Accrued expenses	425,909	408,387
Notes payables*	75,000	-
	500,909	408,387

*Notes payable –

On May 27, 2016, the Company issued the promissory notes to a non-related third party in the sum of $30,000 with 5% annual interest rate. All interest, principal and other costs hereunder shall be due and payable on May 26, 2017.

On June 22, 2016, the Company issued the promissory notes to a non-related third party in the sum of $45,000 with 5% annual interest rate. All interest, principal and other costs hereunder shall be due and payable on June 21, 2017.

7.  Amount due from / to related party

Amount due from / to related party are as follows:

	Jun 30	Dec 31
	2016	2015
	(unaudited)	(audited)
	$	$

Amount due from related party	11,779	14,490
Amount due to related party	-	-

As of June 30, 2016 and Dec 31, 2015, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.     Interest expenses

	For the Six months ended June 30,		Apr 15, 2011 (Inception) Through Jun 30, 2016
	2016	2015
	$	$	$

Interest expense	199	-	214

Total	199	-	214

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2016 and Dec 31, 2015:

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Fair Value Measurements at reporting date using
	June 30, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	3,557	3,557	-	-

Fair Value Measurements at reporting date using
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	173	173	-	-

10.  Commitments and contingencies

The Company did not have commitments and contingencies during the six months and year ended of June 30, 2016 and December 31, 2015.

11.  Subsequent Events

The Company has evaluated all other subsequent events as of August 15, 2016 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to June 30, 2016.

On August 1, 2014 GST formed Green Standard Technologies Enterprises, Inc. (“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to June 30, 2016.

On June 6, 2015, the Nevada subsidiary, Green Standard Technologies Inc. filed articles of amendment to change its name to “Green Standard Technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation amended its articles to change its name to “Green Standard Technologies, Inc.”

On May 27, 2016, the Company as changed its name with the State of Nevada from Green Standard Technologies, Inc. to “ZZLL Information Technology, Inc.”

In the three months ended June 30, 2016 and 2015, we derived no revenues from our operation.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Jun 30 2016	Three months Ended Jun 30, 2015
	$	$
Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Administrative and other operating expenses	(51,094)	(420,276)

Income/(Loss) from operations	(51,094)	(420,276)
Other non-operating income		-
Interest expenses – Note 8	199	-

Income/(Loss) before income taxes	(51,293)	(420,276)
Income taxes - Note 5	-	-

Net Income/(Loss)	(51,293)	(420,276)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(51,293)	(420,276)

Revenues

In the three months ended June 30, 2016 and 2015, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2016 and 2015, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended June 30, 2016 were $51,094, while the operating expenses for the three months ended June 30, 2015 were $420,276. Our operating expenses decreased 87.84% attributed to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Our interest expenses for the three months ended June 30, 2016 were $199, while the interest expenses for the three months ended June 30, 2015 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended June 30, 2016 were $51,293; while the attributed loss for the three months ended June 30, 2015 were $420,276. Our attributed loss decreased 87.80% owing to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30 2016	Six months Ended June 30, 2015
	$	$
Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Administrative and other operating expenses	(91,650)	(492,524)

Income/(Loss) from operations	(91,650)	(492,524)
Interest expenses – Note 8	(199)	-

Income/(Loss) before income taxes	(91,849)	(492,524)
Income taxes - Note 5	-	-

Net Income/(Loss)	(91,849)	(492,524)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(91,849)	(492,524)

Revenues

In the six months ended June 30, 2016 and 2015, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the six months ended June 30, 2016 and 2015, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the six months ended June 30, 2016 were $91,650, while the operating expenses for the six months ended June 30, 2015 were $492,524. Our operating expenses decreased 81.39% attributed to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Our interest expenses for the six months ended June 30, 2016 were $199, while the interest expenses for the six months ended June 30, 2015 were $0. The interest expenses were immaterial.

Total attributed loss for the six months ended June 30, 2016 were $91,849; while the attributed loss for the six months ended June 30, 2015 were $492,524. Our attributed loss decreased 81.35% owing to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

B.Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $91,849 and $492,524 for the six months ended June 30, 2016 and 2015; and a net loss since inception of $944,896. On December 31, 2015 and on June 30, 2016 we had cash on hand of $173 and $3,557. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Six Months Ended Jun 30, 2016		For Six Months Ended Jun 30, 2015
	$	$

Net cash flows generated from / (used in) operating activities	673	(33,941)

Net cash flows generated from investing activities	-	22,942

Net cash flows (used in) / generated from financing activities	2,711	9,159

Net increase/(decrease) in cash and cash equivalents	3,384	(1,840)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	173	2,034

Cash and cash equivalents - end of period	3,557	194

Operating Activities

Net cash generated in operating activities was $673 for the six months ended June 30, 2016 as compared to net cash used in operating activities of $33,941 for the six months ended June 30, 2015. The increase in cash generated during the six months ended June 30, 2016 is mainly due to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Investing Activities

Net cash generated in investing activities was $22,942 for the six months ended June 30, 2015 as compared to no cash generated or used in investing activities for the six months ended June 30, 2016. The decrease in cash generated during the six months ended June 30, 2016 is mainly due to no investing incurred.

Financing Activities

Net cash provided by financing activities was $2,711 and $9,159 for the six months ended June 30, 2016 and 2015. This reflected net cash advance from related parties as of June 30, 2016, as compared to $9,159 an advance to related parties and net cash generated from issuance of common stock during the six months ended June 30,, 2015.

As of June 30, 2016, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

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

(b)  Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, we determined that our controls were effective.

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

**101 Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

** to be filed as an amendment to this FORM 10-Q

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director