Form 10-Q
period 2016-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2016-11-18
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-134991

ZZLL INFORMATION TECHNOLOGY, INC

 (Exact name of small business issuer as specified in its charter)

Nevada	20-3486523
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Room 1307, 13/F. Wellborne Commercial Centre,

8 Java Road, North Point, Hong Kong

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (852) 3705 1571

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 18, 2016, the Company had 57,421,503 shares of common stock outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)
UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)

F-1

Consolidated Balance Sheet (unaudited) at September 30, 2016 and at December 31, 2015

F-2

Consolidated Statement of Operation (unaudited) for the nine months ended September 30, 2016 and September 30, 2015

F-3

Consolidated Statement of Stockholders’ Deficit and Comprehensive Income

F-4

Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2016

F-5

Notes to Consolidated Financial Statements

8-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3. Quantitative and Qualitative Disclosure About Market Risks

25

Item 4. Controls and Procedures

25

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Mine Safety Disclosures

26

Item 5. Other Information

26

Item 6. Exhibits

26

Signatures

27

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ZZLL Information Technology, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason.  This Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "ZZLL" or “Icon” refers to ZZLL Information Technology, Inc.

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	September 30,	Dec 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	93,730	173
Due from related party – Note 7	-	14,490

Total Current Assets	93,730	14,663

TOTAL ASSETS	93,730	14,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Other payables and accrued liabilities – Note 6	155,995	408,387
Notes payable – Note 6	75,000	-
Due to related party – Note 7	189,318	-

Total current liabilities	420,313	408,387

TOTAL LIABILITIES	420,313	408,387

COMMITMENTS AND CONTINGENCIES – Note 10

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 300,000,000 common shares, and 100,000,000 preferred shares authorized; 57,421,503 and 18,725,003 common shares issued and outstanding
as at September 30 2016 and December 31 2015 respectively	5,742	1,873
Additional paid-in capital	1,385,467	1,195,854
Accumulated deficit	(1,717,792)	(1,591,451)

TOTAL STOCKHOLDERS’ EQUITY OF THE GROUP	(326,583)	(393,724)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-
ATTRIBUTBLE TO THE GROUP	(326,583)	(393,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	93,730	14,663

See notes to consolidated financial statement.

ZZLL INFORMATION TECHNOLOGY, INC.

 (F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF OPERATION

(Stated in US Dollars)

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015	Apr 15, 2011 (Inception) Through Sept 30, 2016
	$	$	$	$	$
Revenue

Net sales	-	-	-	-	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-
Administrative and other operating expenses	34,492	(295,560)	126,142	196,963	979,305

(Loss)/Income from operations	(34,492)	295,560	(126,142)	(196,963)	(979,305)
Other non-operating income	-	-	-	-	131
Interest expenses – Note 8	-	-	(199)	-	(214)

(Loss)/Income before income taxes	(34,492)	295,560	(126,341)	(196,963)	(979,388)

Income taxes - Note 6	-	-	-	-	-

Net (Loss)/Income	(34,492)	295,560	(126,341)	(196,963)	(979,388)
Non-controlling interest	-	-	-	-	-
	____________	____________	______________	_____________	______________
Net Income (Loss) attributable to the Company	(34,492)	295,560	(126,341)	(196,963)	(979,388)
Earnings per share of common stock – Note 4
- Basic	(0.14) cents	1.58 cents	(0.60) cents	(1.05) cents
- Diluted	(0.14) cents	1.58 cents	(0.60) cents	(1.05) cents

Weighted average number of common stock – Note 4
- Basic	25,244,248	18,725,003	20,913,946	18,725,003
- Diluted	25,244,248	18,725,003	20,913,946	18,725,003

See notes to consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

								Accumulated
	Common stock			Additional		Other		deficit during the	Total
	Shares	Amount		paid-in		Comprehensive		development	stockholders'
	outstanding			capital		Income		stage	equity/(deficit)

Balance,
April 1, 2012	400,000	$400	$	---	$	---	$	---	$400
Net loss	---	---		---		---		(336)	(336)

Balance, December 31, 2012	400,000	$400	$	---	$	---		$(336)	$64

Balance, December 31, 2013	18,025,003	$1,803		$893,924		$0		$(1,002,455)	$(106,728)

Balance, Dec 31, 2014	18,585,003	$1,859		$1,153,868	$	---		$(1,367,154)	$(211,427)

Balance, Dec 31, 2015	18,725,003	$1,873		$1,195,854	$	---		$(1,591,451)	$(393,724)

Issuance of common stock	38,696,500	3,869		189,613		---		$-	193,482

Net loss	---	---		---		---		(126,341)	(126,341)

Balance, Sept 30, 2016	57,421,503	$5,742		$1,385,467	$	---		$(1,717,792)	$(326,583)

See notes to consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	Nine Months Ended Sept 30,2016	Nine Months Ended Sept 30, 2015	Apr 15, 2011 (inception) Through Sept 30, 2016
	$	$	$
Cash flows used in operating activities
Net (Loss) / Income	(126,341)	(196,963)	(979,388)
Adjustments to reconcile net income to net cash flows used in operating activities:
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Changes in operating assets and liabilities:
Prepayment	-	-	-
Other payables and accrued liabilities	(252,392)	161,079	155,996
Notes payable	75,000	-	75,000
Net Cash flows used in operating activities	(303,733)	(35,884)	(672,587)

Cash flows from investing activity
Disposal of subsidiary OODI	-	22,942	22,942
Net cash flows generated from investing activity	-	22,942	22,942

Cash flows used in financing activities
Proceed from Issuance of common stock	193,482	42,000	554,057
Amounts due to / from related parties	203,808	(30,871)	189,318

Net cash flows (used in) / generated from financing activities	397,290	11,129	743,375
Net (decrease) / increase in cash and cash equivalents	93,557	(1,813)	93,730
Effect of foreign currency translation on cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of year	173	2,034	-
Cash and cash equivalents - end of year	93,730	221	93,730
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	-	-	-
Income taxes	-	-	-

See notes to consolidated financial statements.

ZZLL INFORAMTION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.Corporation information

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

On June 14, 2016, Wei Liang (“Mr. Liang”) was appointed to serve as a member of the Board of Directors of ZZLL Information Technology, Inc.

On June 24, 2016, ZZLL Technology Limited acquired 4,895,000 common shares of the Company through a private Common Stock Purchase Agreement for investment purposes in the ordinary course of business. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Wei Zhu is 4,895,000 common shares, or approximately 26.142% of the 18,725,003 issued common shares.

On August 17, 2016, the Company through SAL entered into a Joint Venture Agreement (“JVA”) with Network Service Management Limited, a Hong Kong company (“NSML”) in the formation of Z-Line International E-Commerce Company Limited (“Z-Line”), a Hong Kong based e-Commerce company. The Company through SAL owned 55% of Z-Line that provides consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals.

On August 25, 2016 and September 20, 2016, the Company issued 6,696,500 common shares and 32,000,000 common shares to the officer respectively. The issuance with an aggregate of 38,696,500 common shares in lieu of $193,483 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3. Going concern

The financial statements at September 30, 2016, at Dec 31, 2015 and for the period from April 15, 2011 (date of inception), to September 30, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated loss of $1,717,792 for the period from April 15, 2011 (date of inception), to September 30, 2016. It has not generated any revenues and no revenues are anticipated until we begin selling inventoried products. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

4. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On August 25, 2016 and September 20, 2016, the Company issued 6,696,500 common shares and 32,000,000 common shares to the officer respectively. The issuance with an aggregate of 38,,696,500 common shares in lieu of $193,483 compensation to the officer under the option resolved in 2013.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended September 30, 2016. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

The calculation of diluted weighted average common shares outstanding for nine months ended September 30, 2016 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(126,341)	(196,963)
Denominator:
Basic weighted average shares	20,913,946	18,725,003
Effect of dilutive securities	-	-
Diluted weighted average shares	20,913,946	18,725,003
Basic earnings per share:	(0.60) cents	(1.05) cents
Diluted earnings per share:	(0.60) cents	(1.05) cents

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

During nine months ended September 30, 2016, the Group did not record stock-based compensation expense.

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

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

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

One subsidiary is incorporated in Hong Kong, and is subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2016 and 2015. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

6. Notes payables and accrued liabilities

	Sept 30,	Dec 31,
	2016	2015
	(unaudited)	(audited)
	$	$

Accrued expenses	155,995	408,387
Notes payables*	75,000	-
	230,995	408,387

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

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.  Amount due from / to related party

Amount due from / to related party are as follows:

	Sept 30	Dec 31
	2016	2015
	(unaudited)	(audited)
	$	$
Amount due from related party	-	14,490
Amount due to related party	189,318	-

As of Sept 30, 2016 and Dec 31, 2015, the amount due from/to related party, represent advances from shareholders of the Group, are interest free, unsecured, and have no fixed repayment terms.

8. Interest expenses

	For the Nine months ended Sept 30,		Apr 15, 2011 (Inception) Through Sept 30, 2016
	2016	2015
	$	$	$
Interest expense	199	-	214
Total	199	-	214

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2016 and Dec 31, 2015:

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9. Fair Value Measurements (Continued)

Fair Value Measurements at reporting date using
	Sept 30, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	93,730	93,730	-	-

Fair Value Measurements at reporting date using
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	173	173	-	-

10.  Commitments and contingencies

The Company did not have commitments and contingencies during the nine months and year ended of September 30, 2016 and December 31, 2015.

11.  Subsequent Events

The Company has evaluated all other subsequent events as of November 17, 2016 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to September 30, 2016.

On August 1, 2014 GST formed Green Standard Technologies Enterprises, Inc. (“GSTEI”) as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business. GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to September 30, 2016.

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

In the three months ended September 30, 2016 and 2015, we derived no revenues from our operation.

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Sept 30 2016	Three months Ended Sept 30, 2015
	$	$
Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Administrative and other operating expenses	34,492	(295,560)

Income/(Loss) from operations	(34,492)	295,560
Other non-operating income	-	-
Interest expenses – Note 8	-	-

Income/(Loss) before income taxes	(34,492)	295,560
Income taxes - Note 5	-	-

Net Income/(Loss)	(34,492)	295,560
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(34,492)	295,560

Revenues

In the three months ended September 30, 2016 and 2015, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended September 30, 2016 and 2015, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the three months ended September 30, 2016 were $34,492, while the operating expenses for the three months ended September 30, 2015 were ($295,560). Our operating expenses increased 111.67% attributed to the signing of debt cancellation note and reversing the consulting service fee of the contractor agreement in the comparative period of 2015.

Our interest expenses for the three months ended September 30, 2016 were $0, while the interest expenses for the three months ended September 30, 2015 were $0. The interest expenses were immaterial.

Total attributed loss for the three months ended September 30, 2016 were $34,392; while the attributed income for the three months ended September 30, 2015 were $295,560. Our attributed loss increased by 111.67% owing reason related to the operating expenses stated above.

Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended Sept 30 2016	Nine months Ended Sept 30, 2015
	$	$
Net sales	-	-
Cost of sales	-	-

Gross profit	-	-
Administrative and other operating expenses	(126,142)	(196,963)

Income/(Loss) from operations	(126,142)	(196,963)
Interest expenses – Note 8	(199)	-

Income/(Loss) before income taxes	(126,341)	(196,963)
Income taxes - Note 5	-	-

Net Income/(Loss)	(126,341)	(196,963)
Non-controlling interest	-	-

Net Income/(Loss) attributable to The Group	(126,341)	(196,963)

Revenues

In the nine months ended September 30, 2016 and 2015, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2016 and 2015, we derived no cost of sales and no gross profits from our current operation.

Operating Expenses, Interest Expenses and Attributed Loss

Total operating expenses for the nine months ended September 30, 2016 were $126,142, while the operating expenses for the nine months ended September 30, 2015 were $196,963. Our operating expenses decreased 35.96% attributed to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

Our interest expenses for the nine months ended September 30, 2016 were $199, while the interest expenses for the nine months ended September 30, 2015 were $0. The interest expenses were immaterial.

Total attributed loss for the nine months ended September 30, 2016 were $126,341; while the attributed loss for the nine months ended September 30, 2015 were $196,963. Our attributed loss decreased 35.86% owing to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture.

B. Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $126,341 and $196,963 for the nine months ended September 30, 2016 and 2015; and a net loss since inception of $979,388. On December 31, 2015 and on September 30, 2016 we had cash on hand of $173 and $93,730. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide continuing financial support to us for losses we may incur in the future.

Liquidity

The following table sets forth the summary of our cash flows for the periods indicated:

For Nine Months Ended Sept 30, 2016		For Nine Months Ended Sept 30, 2015
	$	$
Net cash flows generated from / (used in) operating activities	(303,733)	(35,884)
Net cash flows generated from investing activities	-	22,942
Net cash flows (used in) / generated from financing activities	397,290	11,129

Net increase/(decrease) in cash and cash equivalents	93,557	(1,813)
Effect of foreign currency translation	-	-
Cash and cash equivalents - beginning of year	173	2,034
Cash and cash equivalents - end of period	93,730	221

Operating Activities

Net cash used in operating activities was $303,733 for the nine months ended September 30, 2016 as compared to net cash used in operating activities of $35,884 for the nine months ended September 30, 2015. The decrease in cash generated during the nine months ended September 30, 2016 is mainly due to the reduction of legal and professional expenses and decrease in service fee expenses incurred on the web business venture in the comparative period.

Investing Activities

Net cash generated in investing activities was $22,942 for the nine months ended September 30, 2015 as compared to no cash generated or used in investing activities for the nine months ended September 30, 2016. The decrease in cash generated during the nine months ended September 30, 2016 is mainly due to no investing incurred.

Financing Activities

Net cash provided by financing activities was $397,290 and $11,129 for the nine months ended September 30, 2016 and 2015. This reflected net cash advance from related parties as of September 30, 2016, as compared to $11,129 an advance to related parties and net cash generated from issuance of common stock during the nine months ended September 30,, 2015.

As of September 30, 2016, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

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

(b)  Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, we determined that our controls were effective.

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

Dated: November 17, 2016

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director