Form 10-Q/A
period 2015-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-03-15
CIK 1365357

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing. Noteworthy, the Company Changed its name from Green Standard Technologies, Inc. to ZZLL Information Technology, Inc. filed on a FORM 8-K June 1, 2016.

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

Item 6. Exhibits

(a)   Exhibits

*3.1  Certificate of Incorporation

*3.2  Amended and Restated Certificate of Incorporation

*3.3  By-laws

*4.0  Stock Certificate

10.1   Debt Cancellation for Consulting Contracts and Promissory Note for $360,000 dated September 24, 2015**

10.2   Debt Cancellation for Consulting Contracts and Promissory Note for $450,000 dated September 24, 2015 **

10.3   Debt Cancellation for Consulting Contracts and Promissory Note for $550,000 dated September 24, 2015**

31.1  Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.1 Amended Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2 Amended Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 XBRL Exhibits

* Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006, and incorporated herein by this reference.

** Filed on FORM 10-Q on November 13, 2015

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2017

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director