Form 10-K/A
period 2015-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-03-15
CIK 1365357

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

ZZLL INFORMATION TECHNOLOGY, INC

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

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

ZZLL INFORMATION TECHNOLOGY, INC (F/K/AGREEN STANDARD TECHNOLOGIES, INC.)

Dated: March 15, 2017	By:	/s/ Sean Webster
	Name:	Sean Webster
	Title:	President

In accordance with the Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Sean Webster	President/CFO/Director/ Secretary/CEO	March 15, 2017
Sean Webster