Form 10-Q/A
period 2016-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-03-15
CIK 1365357

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

Dated: March 15, 2017

ZZLL INFORMATION TECHNOLOGY, INC. (F/K/AGREEN STANDARD TECHNOLOGIES, INC)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director