Form 10-Q/A
period 2016-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-03-17
CIK 1365357

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

3.1  Certificate of Incorporation*

3.2  Amended and Restated Certificate of Incorporation*

3.3  By-laws*

4.0  Stock Certificate*

10.1   Promissory Note for $360,000 dated April 1, 2015**

10.2   Promissory Note for $450,000 dated April 1, 2015**

10.3   Promissory Note for $550,000 dated April 1, 2015**

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

** Filed as an exhibit on Form 10-Q for Quarterly Report Ended September 30, 2016

(b)   Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2017

ZZLL INFORMATION TECHNOLOGY, INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC)

By:/s/ Sean Webster

Sean Webster

Title: President/CFO/CEO/Secretary/Director