Form 10-K
period 2016-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-04-17
CIK 1365357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-134991

ZZLL INFORMATION TECHNOLOGY, INC. (F/K/A GREEN STANDARD TECHNOLOGIES, INC.) (Exact name of Registrant as specified in its charter)
Nevada	37-1847396
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong.
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code : +852-3705 1571
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
NONE	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐Yes ☐No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   ☑Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☐No

i

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2016 was approximately $4,886,800 based upon the closing price of $0.20 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court   ☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2016 was 73,821,503.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ZZLL Information Technology, Inc. (F/K/A Green Standard Technologies, Inc.) (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

As used throughout this Annual Report, the terms “ZZLL”, “Company”, “we”, “us”, “our” or “Registrant” refer to ZZLL Information Technology Inc. and its subsidiaries.

Item 1.Business

Background

ZZLL Information Technology, Inc. (F/K/A Green Standard Technologies, Inc.) (“The Company”) was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company merged with Baoshinn International Express, Inc. (“BSIE”) on March 31, 2006, by acquiring all of the issued and outstanding common stock of BSIE in a share exchange transaction. We issued 16,500,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of BSIE common stock.

The transaction was accounted for as a recapitalization of BSIE whereby BSIE is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

Effective on October 19, 2011, each of ten (10) shares of the Company’s Common Stock, par value $0.001 per share, issued and outstanding immediately prior to that date (the “Old Common Stock”) were automatically and without any action on the part of the shareholders, reclassified and changed into one (1) share of the Company’s outstanding Common Stock (the “New Common Stock”) with a par value $.0001 per share.

On June 17, 2015, Baoshinn Corporation had been amended to the name “Green Standard Technologies, Inc.”.

On May 27, 2016, the Company changed its name with the State of Nevada from Green Standard Technologies, Inc. to “ZZLL Information Technology, Inc.”

On March 4, 2013 the Company acquired all the outstanding stock of Olive Oils Direct International Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company’s shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of the Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all the outstanding shares of common stock of OODI to the Company, and they paid $100,000.00 in cash to the Company Selling Shareholders. In addition, immediately prior to the closing of the acquisition, the Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI is now a wholly-owned subsidiary of Company.

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

On August 18, 2016, the Company through SAL entered into a Joint Venture Agreement (“JVA”) with Network Service Management Limited, a Hong Kong company (“NSML”) in the formation of Z-Line International E-Commerce Company Limited (“Z-Line”), a Hong Kong based e-Commerce company. The Company through SAL owned 55% of Z-Line that provides consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals.

On August 25, 2016 and September 20, 2016, the Company issued 6,696,500 common shares and 32,000,000 common shares to the officer respectively. The issuance with an aggregate of 38,696,500 common shares in lieu of $193,483 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

On November 10 and December 1, 2016, the Company further issued 1,000,000 common shares and 15,400,000 common shares to the officer respectively. The issuance with an aggregate of 16,400,000 common shares in lieu of $82,000 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

Syndicore Asia Limited – Video Syndication

Syndicore Asia Limited (“SAL”) is a wholly owned subsidiary of the Company formed under the laws of Hong Kong.  SAL is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. SAL will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, SAL plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

•  The ability to sponsor exclusive, highly sought-after short form video content

•  Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

•  Premium positioning

•  Unprecedented transparency and near real-time performance metrics to evaluate their investment

•  Securing sponsorships with related enterprises

•  Stronger control over distribution to help target intended audience.

•  SAL currently has a mobile app in development and hope to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.

•  In addition, we also hope to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, premium direct content sales and live broadcasting. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, targeted ad campaigns, items or ideas promotions.  These online applications allow the SAL the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

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

•  The ability to sponsor exclusive, highly sought-after short form video content

•  Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

•  Premium positioning

•  Unprecedented transparency and near real-time performance metrics to evaluate their investment

•  Securing sponsorships with related enterprises

•  Stronger control over distribution to help target intended audience.

SAL currently has a mobile app in development and hopes to move into that segment of the market. SAL has been engineering its own cutting edge, interactive mobile app for smart phones and tablet use. App functionality will also be targeted to allow user uploads of local content for events that have no rights holders but are of local interest. The market potential for mobile apps is increasing.

In addition, we also plan to use our website platform and mobile application to expand into other areas of online content such as news clips, amateur video, social media, games or gaming applications, premium direct content sales and live broadcasting. Online applications and mobile platforms may also be used in a multitude of ways including advertising, direct sales, and targeted ad campaigns.  Items or ideas promotions allow SAL the opportunity to diversify into any number of broad spectrum businesses which rely on communicating with a direct audience across a wide spectrum of media platforms.

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

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.  Syndicore Asia Limited is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

 Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2016.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.) – Service Provider to the Cannabis Industry

On August 1, 2014 the Company formed Green Standard Technologies, Inc. (F/K/A Green Standard Technologies, Inc.) (“GSTE”) as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business is carried on by this subsidiary.

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

For a retailer the website will provide a cloud based business management system that centralizes and automates every aspect of running their business.  It will provide encrypted communications through GSTE’s proprietary whisper email and instant messaging platform.  It will also provide advertising opportunities in order to allow the retailer to develop new customers.  The software will also provide the retailer with global applications which outline menu and review information for each retail location.  It will provide mobile coupons through proximity marketing, email and text messages.  In addition, it will administer customer loyalty programs and customer porting features that include consumers past orders.   For the retailers business, it will offer employee management and human resources applications, payroll management, and employee scheduling.  It will also offer retailers payment processing, integration and inventory management.  The software will also provide the retailer with a sophisticated level of reporting of all the activity in the store, sales reporting by hour, day, etc., and reports of the bestselling products broken down by category, average sale total and spot trends.

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

Z-Line International E-Commerce Company Limited – E-Commerce Company

Z-Line International E-Commerce Company Limited (“Z-Line”) is a 55% subsidiary of the Company formed under the laws of Hong Kong and incorporated on August 17, 2016.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Item 1A. Risk Factors

Not Applicable as a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property for use in our operations or otherwise. We lease an office located at Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong. The lease is for two years, expiring on August 14, 2018 with monthly lease payments of approximately USD 1,513 (HKD 11,800).

Item 3. Legal Proceedings

We may be subject to litigation from time to time as a result of our normal business operations.   Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2016, was $1.13

	High	Low
Fiscal Year ended December 31, 2016:
Quarter ended December 31, 2016	$1.13	$1.01
Quarter ended September 30, 2016	$0.45	$0.45
Quarter ended June 30, 2016	$0.20	$0.20
Quarter ended March 31, 2016	$0.09	$0.09

Fiscal Year ended December 31, 2015:
Quarter ended December 31, 2015	$0.40	$0.13
Quarter ended September 30, 2015	$0.40	$0.34
Quarter ended June 30, 2015	$0.34	$0.34
Quarter ended March 31, 2015	$0.35	$0.34

Fiscal Year ended December 31, 2014:
Quarter ended December 31, 2014	$0.61	$0.25
Quarter ended September 30, 2014	$0.89	$0.55
Quarter ended June 30, 2014	$0.85	$0.70
Quarter ended March 31, 2014	$1.04	$0.72

Fiscal Year ended December 31, 2013:
Quarter ended December 31, 2013	$0.85	$0.40
Quarter ended September 30, 2013	$1.00	$0.02
Quarter ended June 30, 2013	$0.02	$0.02
Quarter ended March 31, 2013	$0.02	$0.02

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

(b)

HOLDERS. As of December 31, 2016, we had approximately 88 shareholders of record who held 73,821,503 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2016, there are approximately 120 beneficial owners of our Common Stock, when these shareholders are considered.

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

(d)

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	None	Nil	Nil

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

During the year ended December 31, 2016, the Company issued 6,696,500 common shares and 32,000,000 common shares to the officer on August 25, and September 20, respectively. The issuance with an aggregate of 38,696,500 common shares in lieu of $193,483 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share. Further on November 10 and December 1, 2016, the Company further issued 1,000,000 common shares and 15,400,000 common shares to the officer respectively. The issuance with an aggregate of 16,400,000 common shares in lieu of $82,000 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Statements

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of ZZLL Information Technology, Inc. (F/K/A Green Standard Technologies, Inc.) and its subsidiaries (“We”), except where the context otherwise indicates or requires.

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

Current Operating

In the twelve (12) months ended December 31, 2016, we derived no revenues from our current business operations.

Olive Oil Direct International, Inc.

On March 4, 2013 Green Standard Technologies, Inc. (F/K/A Baoshinn Corporation) (“Company”) acquired all the outstanding stock of Olive Oils Direct International, Inc. (“OODI”), a corporation formed under the laws of the State of Wyoming. In accordance with the terms of the Exchange Agreement between the parties, certain Company shareholders (the “Company Selling Shareholders”) transferred 1,485,000 shares of the common stock of Company (the “Company Shares”) to the shareholders of OODI (the “OODI Shareholders”). In return, the OODI Shareholders transferred all of the outstanding shares of common stock of OODI to Company, and they paid $100,000.00 in cash to the Company Selling Shareholders.  Immediately prior to the closing of the acquisition, Company spun off its operating subsidiary, Hong Kong Holdings, Inc., to its shareholders. OODI became a wholly-owned subsidiary of Company, however, subsequently on March 31, 2015 OODI was sold to a third party.

Syndicore Asia Limited.

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.  Syndicore Asia Limited is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2016.

Green Standard Technologies Enterprises, Inc.

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

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.  GSTEI is no revenues have been earned during the period from its inception on August 1, 2014 to December 31, 2016.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited (“Z-Line”), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line has no revenues earned during the period from its incorporation to December 31, 2016.

ZZLL Information Technology, Inc.

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

Executive Summary

In the twelve (12) months ended December 31, 2016, we derived no revenues from our current business operations.

•

Administrative and other operating expenses for the year ended December 31, 2016 decreased 2.1% to $242,070 compared to $247,239 for the same period in 2015.

•

Net Loss for the year ended December 31, 2016 decreased 2.0% to $242,269 compared to $247,239 for the same period in 2015.

Results of Operations for the Twelve Months Ended December 31, 2106 and 2015

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2016 and 2015 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2016	2015	Difference	Percentage Increase
Revenue	$-	$-	$-	-%

General and administrative
and other operating expenses	242,070	247,239	-5,169	-2.1%

Income (loss) from operations	(242,070)	(247,239)	5,169	2.1%
Other expenses (income)	-	-	-	0.0%
Interest expenses (income)	199	-	199
Income (loss) before income taxes	(242,269)	(247,239)	4,970	2.0%
Income taxes	-	-	-	-

Net (loss) income	(242,269)	(247,239)	4,970	2.0%
Non-controlling interest	6,532	-	6,532	-
Net (loss) income attribute to the Group	$(235,737)	$(247,239)	$11,502	4.7%

Comparison of the Years Ended December 31, 2016 and 2015

Revenues Composition and Sources of Revenue Growth

In the twelve months ended December 31, 2016 and 2015, we derived no revenues from our current business operations from SAL and the newly formed Z-Line.

We anticipate that we will generate revenue from website business and operations, although there is no assurance that this will occur, and we have not started to receive revenues yet from that business.

Cost of Sale and Gross Profit

We do not have any revenue, lead to the result that we have no cost of sales and gross profit for the current period.

Our cost of sales remained the same at 0% for the twelve months ended December 31, 2016 as compared to 0% for the twelve months ended December 31, 2015. This was due to the fact that current operations have not yet started.

Our gross profit margin rate remained the same at 0% for the twelve months ended December 31, 2016 as compared to 0% for the twelve months ended December 31, 2015. This was due to the fact that current operations have not yet started.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2016 were $242,070 compared to $247,239 for the twelve months ended December 31, 2015.

Other Expenses (Income)

Other expenses (income) consists of management service income, interest income and interest expenses.  Only the interest expenses amount for $199 is recorded for the year ended December 31, 2016 compared to $Nil for the year ended December 31, 2015.

Income Taxes

There being no income taxes recorded or paid during the year ended December 31, 2016 and 2015.

Exchange Gain

The exchange gain was $Nil for the twelve months ended December 31, 2016 as compared to $Nil in the twelve months ended December 31, 2015.

Net (loss) Income

Our net loss was $235,737 for the twelve months ended December 31, 2016, as compared to a net loss of $247,239 for the twelve months ended December 31, 2015.  There was an attribution of loss to non-controlling interest of $6,531 for the year ended December 31, 2016 as compared to $Nil for the year ended December 31, 2015.

Critical Accounting Policies

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on our results we report in our consolidated financial statements.

Impairment of Long-Lived Assets

We account for impairment of property, plant and equipment in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $242,269 for the twelve months ended December 31, 2016 and a net loss since inception on April 15, 2011 of $1,095,316. The 2016 and 2015 loss were generated as a result of paying all necessary administrative expenses. On December 31,2016 we had cash on hand of $58,174. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 14 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2016. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Net Cash Provided by Operating Activities

Net cash used in operating activities was $414,464 for the twelve months ended December 31, 2016 as compared to net cash used in operating activities of $37,747 for the twelve months ended December 31, 2015. The increase in cash used during the twelve months ended December 31, 2016 is mainly due to the settlement of other payables and accrued liabilities..

Net Cash Provided by Investing Activities

Net cash used in investing activities was $Nil for the twelve months ended December 31, 2016 as compared to net cash generated in investing activities of $22,942 for the twelve months ended December 31, 2015. The changes was due to the disposal of subsidiary OODI in the year 2015.

Net Cash Used for Financing Activities

For the twelve months ended December 31, 2016 and 2015, there were no external financing activities except for the gross proceeds of $275,481 and $42,000 received from the issuance of 55,096,500 and 140,000 shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company. The net cash generated by related party’s loan for the twelve months ended December 31, 2016 was $196,984 compared to cash used in repayment of related party’s loan for 2015 was $29,056.

The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

Subsequent Events

On March 25, 2017, Mr. Philip Tsz Fung Lo, Mr. Wei Zhu and Mr. Riggs Cheung were appointed as Director of the Company for a term of one year until the Company’s next annual meeting of shareholders or until his successor is duly elected and qualified.  On April 1, 2017, Mr. Philip Tsz Fung Lo was appointed as Chief Financial Officer of the Company.  Except the events mentioned above, there being no other subsequent events for the period after the year ended date as at December 31, 2016 till the release of the report.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2016 and 2015.

New Accounting Pronouncements

See Note 4 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 30, 2016, AWC (CPA) Limited (“AWC”) resigned as the Company’s independent registered public accounting firm. The reports of AWC on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period through May 9, 2016, there were no (i) "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with AWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AWC's satisfaction, would have caused AWC to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 9, 2016, the Company engaged Centurion ZD CPA Limited (“CZD”) (previously named as DCAW (CPA) Limited) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2016.

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016.

For the fiscal year of 2017, the Board of Directors decided to continue the engagement of Centurion ZD CPA Limited as the Company's independent auditor for the Company and its subsidiaries.

Item 9A.Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2016. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	44	President, Chief Executive Officer, Chief Financial Officer and Director
Wei Liang	35	Director (appointed on June 14, 2016)

Mr. Sean Webster, 44- Mr. Sean Webster has been the President and Chief Executive Officer of ZZLL Information Technology, Inc. since March 25, 2008. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May, 1999 to October 2007 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a BA in Economics, and a minor in Management and Commerce.

Mr. Wei Liang, 35– Mr. Liang is an engineer and has over 15 years’ experience in e-Business system design, computer engineering, internet framework and system design, implementation and management, specifically in banking e-Business systems. Mr. Liang also has expertise in design and development of electronic platforms for education. Since April 2015, Mr. Liang has acted as Managing Director of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, from March 2013 to April 2015, Mr. Liang was the Managing Director of Hunan Ming Da Educational Technology Company Limited. Mr. Liang was the Principal of Lou Di City Electronic Technology Vocational College from 2011 to 2013. From 2004 to 2011, Mr. Liang was an Engineer with the Lou Di City Bureau of Education.  Mr. Liang earned a Bachelor degree in Computers from the University of Nanchang in 2008 and a Master degree in Computer Engineering from the University of Jilin in 2011.

Significant Employees

As of December 31, 2016, we have one full time employee in our Hong Kong office.

Family Relationships

There are no family relationships between any of our directors and executive officers. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Subsequent Events

As noted above, under the heading of “Subsequent Events” in the Management Discussion and Analysis section, on March 25, 2017, Mr. Philip Tsz Fung Lo, Mr. Wei Zhu and Mr. Riggs Cheung were appointed as Director of the Company for a term of one year until the Company’s next annual meeting of shareholders or until his successor is duly elected and qualified.  On April 1, 2017, Mr. Philip Tsz Fung Lo was appointed as Chief Financial Officer of the Company.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2016, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2016, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our board of directors adopted an informal Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote the following:

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

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Sean Webster, Chief Executive Officer, ZZLL Information Technology, Inc., Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point,  Hong Kong.

Committees of the Board of Directors

We do not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors. Because we have only one Director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Audit Committee

We have not established a separately designated standing audit committee nor do we have an audit committee financial expert serving on our Board of Directors. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent Directors.  The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee shall at all times be composed exclusively of Directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Summary Compensation Table

						Option
						and	All Other
Name and			Deferred		Stock	Warrant	Compen-
Principal Position		Salary	Compensation	Bonus	Awards	Awards	sation	Total

Sean Webster (1) (2)	2016	$-	$-	$-	$-	$-	$90,000-	$90,000-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$120,000-	$120,000-
Chief Financial Officer	2014	$-	$-	$-	$-	$-	$120,000-	$120,000-
and Director

Wei Liang (3)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$-	$-	$-
	2014	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Webster was appointed as CEO and Director on March 25, 2008

(2) Mr. Liang was appointed as Director on June 14, 2016

(3) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

Option / SAR Grants

The Company has a stock option plans that allows it to grant options to its key employees. Over the course of employment, the Company may issue vested or non-vested stock options to an employee.

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

ZZLL Information Technology, Inc. (F/K/A Green Standard Technologies, Inc.), Syndicore Asia Limited, Green Standard Technologies Enterprises, Inc. and Z-Line International E-Commerce Limited currently have no option plans.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2016.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors receive no extra compensation for their services to our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2016: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 73,821,503 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2016. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Sean Webster (2) (3) Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	15,900,000	21.538%
Wei Liang (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	4,992,500	6.763%
All Directors and Officers as a Group	20,892,500	28.301%
Wei Zhu (3) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	4,895,000	6.631%
HIGH STATE INTERNATIONAL LIMITED Room 1611C, 16/F., Ho King Commercial Centre, 2-16 Fa Yuen Street, Kowloon, Hong Kong	8,000,000 .	10.837%
CHIN O ELECTRIC ENGINEERING CO., LTD Metropole Building, 416-438 King’s Road, Rm 2224, Blk C, 22/F, North Point, Hong Kong	7,800,000	10.566%
REDON INTERNATIONAL LIMITED Rm 10, 1/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	7,800,000	10.566%
All Directors, Officers and 5% Shareholders as a Group (1)	49,387,500	66.901%

(1)

Applicable percentage of ownership is based on 73,821,503 shares of Common Stock outstanding as of December 31, 2016, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company as of December 31, 2016.

(2)

Executive Officer

(3)

Director .

(a)      Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2016, Sean Webster, an officer and director of the company controlled the largest percentage of shares of common stock.

(b)      Future Sales by Existing Shareholders

As of December 31, 2016 there are a total of 88 Stockholders of record holding 73,821,503 shares of our common stock, excluding the shareholders that hold our shares in street name. 64,984,000 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2016 and December 31, 2015, the Company had received advances of [$nil] and $Nil from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

During the FY2016, the Company issued 6,696,500 shares on August 25, 2016; 32,000,000 shares on September 20, 2016; 1,000,000 shares on November 10, 2016 and 15,400,000 shares on December 1, 2016 with an aggregate of 55,096,500 shares in lieu of $275,483 debt owed to the officer.

Item 14.Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2016 and 2015. AWC CPA Limited audited our annual financial statements for the year ended December 31, 2015 and 2014.

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$26,923	$14,103
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$26,923	$14,103

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by AWC CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by AWC CPA Limited and Centurion ZD CPA Limited includes audited fees for auditing our 2016 and 2015 annual financial statements and interim review.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2016 or 2015.

(3)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2016 or 2015.

(4)

All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2016 or 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

Documents filed as part of this Report

(1)

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)

The financial statements listed in the Index are filed as part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

(3)

List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)

Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

By: /s/ Sean Webster

Sean Webster

Chief Executive Officer

Dated: April 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer and Director

April 15, 2017

Sean Webster

(Principal Executive Officer)

/s/ Philip Lo

Chief Financial Officer and Director

April 15, 2017

Philip Lo

(Principal Financial and Accounting

Officer)

/s/ Wei Liang

Director

April 15, 2017

Wei Liang

/s/ Wei Zhu

Director

April 15, 2017

Wei Zhu

/s/ Riggs Cheung

Director

April 15, 2017

Riggs Cheung

ZZLL Information Technology Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2016 and December 31, 2015 and

For the Years Ended December 31, 2016 and 2015

With Report of Independent Registered Public Accounting Firm

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Centurion ZD CPA Limited

Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

Tel : (852) 2851 7954Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

Tel: (852) 2780 0607Fax: (852) 2780 0013

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of

ZZLL Information Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of ZZLL Information Technology, Inc.  and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years ended December 31, 2016 and 2015. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern under the generally accepted accounting principles. As described in Note 3, the Company has recurring comprehensive loss $242,269, has negative working capital $39,999, and has accumulated deficit $1,827,188 and a total stockholders' deficit $353,980, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except the going concern matter as described above, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and comprehensive loss, and its cash flows for each of the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Centurion ZD CPA Limited

Certified Public Accountants

Hong Kong SAR, China

April 15, 2017

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEET

For the Year Ended December 31, 2016 and 2015

(Stated in US Dollars)

	Note	As at December 31, 2016	As at December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents		$58,174	$173
Amount due from related party	8	-	14,490
Amount due from NSML--Non-controlling interest	5	320,513	-
Other receivables		3,359	-

Total current assets		$382,046	$14,663

Non-current assets:
Property, plant and equipment, net		-	-

TOTAL ASSETS		$382,046	$14,663

LIABILITIES
Current liabilities:
Note payable		75,000	-
Other payables and accrued liabilities	7	164,551	408,387
Amount due to related party	8	182,494	-
Income tax payable	6	-	-

Total current liabilities		$422,045	$408,387

TOTAL LIABILITIES		$422,045	$408,387

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 73,821,503 and 18,725,003 shares issued and outstanding, respectively		7,382	1,873
Additional paid in capital		1,465,826	1,195,854
Accumulated other comprehensive loss		-	-
(Accumulated deficit)/retained earnings		$(1,827,188)	$(1,591,451)

TOTAL STOCKHOLDERS’ EQUITY		(353,980)	(393,724)
Attributable to Non-controlling interest		313,981	-

Attributable to The Group		$(39,999)	$(393,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$382,046	$14,663

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (Stated in US Dollars)
	Note	For Year Ended December 31, 2016	For Year Ended December 31, 2015	April 15, 2011 (inception) Through Dec. 31, 2016

Net revenue		$-	$-	$-
Cost of Sales		-	-	-

Gross profit		$-	$-	$-

Operating expenses
General and administrative expenses		242,070	247,239	1,095,233

(Loss)/income from operations		$(242,070)	$(247,239)	$(1,095,233)

Non-operating income (expense)
Interest expenses		(199)	-	(214)
Interest income		-	-	-
Other non-operating income		-	-	131

(Loss)/income before income taxes		$(242,269)	$(247,239)	$(1,095,316)

Income tax	6	-	-	-

Net (loss)/income		$(242,269)	$(247,239)	$(1,095,316)

Non-controlling interest		6,532	-	6,532
Net (loss)/income attributable to the Company		(235,737)	(247,239)	(1,088,784)

Foreign currency translation adjustment		-	-	-

Comprehensive loss		$(235,737)	$(247,239)	$(1,088,784)

Basic earnings per share of common stock		$(0.75 cents)	$(1.32 cents)	$(6.50 cents)
Diluted earnings per share		$(0.75 cents)	$(1.32 cents)	$(6.50 cents)

Weighted average number of common shares outstanding – basic and diluted		31,537,157	18,725,003	16,759,803

See accompanying notes to the consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (Stated in US Dollars)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings /(accumulated losses)	Total

Balance, January 1, 2015	18,585,003	$1,859	$1,153,868	$-	(1,367,154)	$(211,427)
Issue of common stock	140,000	14	41,986	-	-	42,000
Disposal of OODI					22,942	22,942
Exchange reserve	-	-	-	-	-	-
Net loss	-	-	-	-	(247,239)	(247,239)

Balance, December 31, 2015	18,725,003	$1,873	$1,195,854	$-	(1,591,451)	$(393,724)

Balance, January 1, 2016	18,725,003	$1,873	$1,195,854	$-	(1,591,451)	$(393,724)
Issue of common stock	55,096,500	5,509	269,972	-	-	275,481
Exchange reserve	-	-	-	-	-	-
Net loss	-	-	-	-	(235,737)	(235,737)

Balance, December 31, 2016	73,821,503	$7,382	$1,465,826	$-	(1,827,188)	$(353,980)

See accompanying notes to the consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2016	For Year Ended Dec 31, 2015	April 15, 2011 (inception) Through Dec 31, 2016

Cash flows (used in)/provided by operating activities:
Net (loss)/income		$(235,737)	$(247,239)	$(1,088,784)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		-	-	-
Re-organization (reverse merger and spin-off)		-	-	(9,195)
Stock based compensation		-	-	85,000
Non-controlling interest		(6,532)	-	(6,532)

Changes in assets and liabilities:
Other receivables		(3,359)	-	(3,359)
Note payable		75,000	-	75,000
Other payables and accrued liabilities		(243,836)	209,492	246,551

Net cash flows (used in) operating activities		$(414,464)	$(37,747)	$(701,319)

Cash flows generated by investing activities:
Disposal of subsidiary OODI		-	22,942	22,942

Net cash flows generated by investing activities		$-	$22,942	$22,942

Cash flows generated by/(used in) financing activities:
Proceed from Issuance of common stock		275,481	42,000	636,057
Amount due to /from related parties		196,984	(29,056)	100,494

Net cash flows generated by financing activities		$472,465	$12,944	$736,551

Net increase (decrease) in cash and cash equivalents		58,001	(1,861)	58,174

Effect of foreign currency translation		-	-	-
Cash and cash equivalents – beginning of year		173	2,034	-

Net cash flows generated by investing activities		$58,174	$173	$58,174

Supplementary disclosure of cash flow information:
Interest paid
Income taxes

See accompanying notes to the consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 23, 2013 the Company incorporated a subsidiary company in Hong Kong under the name Syndicore Asia Limited. Syndicore Asia Limited (“SAL”) is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

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

On June 6,2015, the Nevada subsidiary, Green Standard Technologies Inc. amended their name to “Green Standard technologies Enterprises, Inc. On June 17, 2015, the Nevada holding company, Baoshinn Corporation has been amended to the name “Green Standard Technologies, Inc.”.

NOTE 2. DESCRIPTION OF BUSINESS

OODI is a development-stage company that plans to develop and operate a retail internet website specializing in gourmet Italian food products. On March 31, 2015, the Company disposed the operation unit of OODI for US$1,000 to Jet Express Trading Limited, a Hong Kong registered company.

Syndicore Asia Limited (“SAL”) is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 2. DESCRIPTION OF BUSINESS (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 3. GOING CONCERN

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has accumulated deficits of $1,827,188, generated a net loss of $242,269 for the year ended December 31, 2016 and its current liabilities exceed its current assets resulting in negative working capital of $39,999. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce operation expenses. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements are presented in US Dollars and include the accounts of the Group and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited	Hong Kong	55	HKD 8,000,000

Note:

(1) Wholly owned subsidiary of ZZLL

(2) Wholly owned subsidiary of ZZLL

(3) 55% owned subsidiary of Syndicore Asia Limited

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment.  Actual results could differ from those estimates.Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of accounts receivable.  In respect of accounts receivable, the Group extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security.  In order to minimize the credit risk, the management of the Group has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts.  Further, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts.  In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

 Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2016 and 2015 respectively.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the year ended December 31, 2016 and 2015 were $Nil and $293 respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2016.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity.  The Group’s other comprehensive income represented foreign currency translation adjustments.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”).  The Group maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. In 2015, the exchange rate being used to translate amount in HK$ is fixed at 7.8 to 1 for the purpose of preparing the consolidated financial statements which is derived from October 17, 1983 monetary policy from Hong Kong Monetary Authority where the Hong Kong dollar was pegged at a rate of 7.8 HK$ = 1 US$, through the currency board system with a limited floating range from 7.85 to 7.75.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	Year ended	Year ended
	Dec 31, 2016	Dec 31, 2015
Year end HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2016 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended Dec. 31, 2016	Year Ended Dec. 31, 2015
	$	$
Numerator for basic and diluted earnings per share:
Net (loss)/income	(235,737)	(247,239)

Denominator:
Basic weighted average shares	31,537,157	18,725,003
Effect of dilutive securities	-	-

Diluted weighted average shares	31,537,157	18,725,003

Basic earnings per share:	(1.32 cents)	(1.32 cents)

Diluted earnings per share:	(1.32cents)	(1.32 cents)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML, of which such 45% shareholding was not yet paid up as at December 31, 2016.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 6. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2016 and 2015.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the twelve months ended December 31, 2016 and 2015. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2016 and 2015, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	December 31, 2016	December 31, 2015

Accrued expenses	$146,678	$408,387
Other payables	17,873	-

	$164,551	$408,387

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	December 31, 2016	December 31, 2015

Amount due from related parties	$-	$14,490

Amount due to related parties:
Sean Webster	(28,007)	-
Wei Zhu	(154,487)	-

	$(182,494)	$-

As at December 31, 2016 and 2015, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the year ended December 31, 2016 and 2015, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 10. PENSION PLANS

In 2016, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

In the year ended December 31, 2016, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2016, no assets are allocated to pension. Total pension cost was $Nil during year ended December 31, 2016 (2015: $Nil).

NOTE 11. FAIR VALUE MEASUREMENTS

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 11. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2016 and 2015:

Fair Value Measurements at reporting date using:
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	58,174	58,174	-	-

Fair Value Measurements at reporting date using:
	December 31, 2015	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-		-	-
Cash and cash equivalents	173	173	-	-

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through August 14, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2016	2015
2017	18,154	-
2018 and thereafter	11.346	-

Total	$29,500	$-

Rental expense paid for the year ended December 31, 2016 and 2015 were $6,808 and $Nil respectively.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 13. RELATED PARTY TRANSACTIONS

As of December 31, 2016 and December 31, 2015, the Company had received advancement of $182,494 and $Nil from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the year ended December 31, 2016, the Company issued 6,696,500 common shares and 32,000,000 common shares to the officer on August 25, and September 20, respectively. The issuance with an aggregate of 38,696,500 common shares in lieu of $193,483 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share. Further on November 10 and December 1, 2016, the Company further issued 1,000,000 common shares and 15,400,000 common shares to the officer respectively. The issuance with an aggregate of 16,400,000 common shares in lieu of $82,000 compensation to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

NOTE 14. SUBSEQUENT EVENTS

On March 25, 2017, Mr. Philip Tsz Fung Lo, Mr. Wei Zhu and Mr. Riggs Cheung were appointed as Director of the Company for a term of one year until the Company’s next annual meeting of shareholders or until his successor is duly elected and qualified.  On April 1, 2017, Mr. Philip Tsz Fung Lo was appointed as Chief Financial Officer of the Company.

Except the events mentioned above, the Company has evaluated all other subsequent events through April 15, 2017, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.