Form 10-K/A
period 2016-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-04-20
CIK 1365357

UNITED STATES

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

The Exhibits are filed with or incorporated by reference in this report.

(b)

Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
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

Dated: April 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer and Director

April 20, 2017

Sean Webster

(Principal Executive Officer)

/s/ Philip Lo

Chief Financial Officer and Director

April 20, 2017

Philip Lo

(Principal Financial and Accounting

Officer)

/s/ Wei Liang

Director

April 20, 2017

Wei Liang

/s/ Wei Zhu

Director

April 20, 2017

Wei Zhu

/s/ Riggs Cheung

Director

April 20, 2017

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