Form 10-Q
period 2017-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-05-22
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-134991

ZZLL INFORMATION TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1847396
(State of Incorporation)	(IRS Employer Identification No.)

Rm 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

 (+852) 3705 1571

(Registrant’s Telephone Number, Including Country Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   [X]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ] Non-accelerated filer [ ] Emerging Growth company [ ]	Accelerated filed [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 22,  2017, the Registrant had 73,821,503 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

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

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2017	December 31, 2016
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$92,755	$58,174
Amount due from related party	8	-	-
Amount due from NSML – Non-controlling interest	6	294,872	320,513
Other receivables		3,359	3,359
Total current assets		390,986	382,046
Total non-current assets		-	-
TOTAL ASSETS		$390,986	$382,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$75,000	$75,000
Amount due to related party	8	245,206	182,494
Other payables and accrued liabilities	7	151,918	164,551
Income tax payable		-	-
Total current liabilities		472,124	422,045
TOTAL LIABILITIES		$472,124	$422,045

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.001 par value, 300,000,000 shares authorized; 73,821,503 and 73,821,503 shares issued and outstanding, at March 31, 2017 and December 31, 2016 respectively		7,382	7,382
Additional paid-in capital		1,465,826	1,465,826
Accumulated other comprehensive (loss) income		-	-
(Accumulated deficit)/ retained earnings		(1,861,993)	(1,827,188)
TOTAL STOCKHOLDERS’ EQUITY		(388,785)	(353,980)
Attributable to Non-Controlling Interest		307,647	313,981
Attributable to The Group		(81,138)	(39,999)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$390,986	$382,046

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)		Apr. 15, 2011
	Notes	Three Months Ended March 31,		(Inception) Through
		2017	2016	Mar. 31, 2017

Revenue		$-	$-	$-

Net sales		-	-	-
Cost of sales		-	-	-
Gross profit		-	-	-

General and administrative and other operating expenses		41,139	40,556	1,136, 372

(Loss) /Income from operations		(41,139)	(40,556)	(1,136,372)

Non-operating income (expense):
Other income		-	-	131
Interest income		-	-	-
Interest expenses		-	-	(214)
Total non-operating income (expense)		-	-	(83)

Income (Loss) before income taxes		(41,139)	(40,556)	(1,136,455)
Income taxes	5	-	-	-
Net income (loss)		(41,139)	(40,556)	(1,136,455)

Non-controlling interest		6,334	-	12,866
Net loss attributable to the Company		(34,805)	-	(1,123,589)

Comprehensive income statement:
Net income (loss)		(34,805)	(40,556)	(1,123,589)
Foreign currency translation adjustment		-	-	-
Comprehensive Income (Loss)		$(34,805)	$(40,556)	$(1,123,589)

Basic earnings (loss) per share of common stock		(0.05) cents	(0.22) cents	(5.88) cents
Diluted earnings (loss) per share		(0.05) cents	(0.22) cents	(5.88) cents
Weighted average shares used in calculating loss per common stock – basic		73,821,503	18,725,003	19,117,724
Weighted average shares used in calculating loss per common stock – diluted		73,821,503	18,725,003	19,117,724

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

						Accumulated
	Common stock		Additional		Other	deficit during the	Total
	Shares	Amount	paid-in		Comprehensive	development	stockholders'
	outstanding		capital		Income	stage	equity/(deficit)

Balance, Dec 31, 2015	18,725,003	$1,873	$1,195,854	$	---	$(1,591,451)	$(393,724)

Issuance of common stock	55,096,500	5,509	269,972		---	---	275,481
Net loss	---	---	---		---	(235,737)	(235,737)

Balance, Dec 31, 2016	73,821,503	$7,382	$1,465,826	$	---	$(1,827,188)	$(353,980)

Net loss	---	---	---		---	(34,805)	(34,805)

Balance, Mar 31, 2017	73,821,503	$7,382	$1,465,826	$	---	$(1,861,993)	$(388,785)

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Apr 15, 2011 (inception) Through
	2017	2016	Mar 31, 2017
Cash flows used in operating activities:
Net (loss) income	$(34,805)	$(40,556)	$(1,123,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(6,334)	-	(12,866)
Changes in assets and liabilities:
Prepayment	-	-	-
Other receivables	-	-	(3,359)
Other payables and accrued liabilities	(12,633)	39,767	233,918
Notes payable	-	-	75,000
Net cash provided by (used for) operating activities	(53,772)	(789)	(755,091)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Net cash used for investing activities	-	-	22,942
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	-	-	636,057
Amount due from NSML	25,641	-	25,641
Amounts due to / from related parties	62,712	724	163,206
Net cash provided by (used for) financing activities	88,353	724	824,904

Net increase (decrease) in cash	34,581	(65)	92,755
Effect of foreign currency translation	-	-	-
Cash – beginning of period	58,174	173	-
Cash – end of period	$92,755	$108	$92,755
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND BASIS OF PRESENTATION

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2.DESCRIPTION OF BUSINESS

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS (CONTINUED)

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.GOING CONCERN

The financial statements at March 31, 2017, at Dec 31, 2016, and for the period from April 15, 2011 (date of inception), to March 31, 2017, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $1,861,993 as of March 31, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $34,805 for the three months period ended March 31, 2017 ($40,556 for comparable period ended March 31, 2016). As of March 31, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $81,138 ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others.

Moreover, management has actively taken steps to revise its operating and financial requirements, which believes that will allow the Company to continue its operations throughout this fiscal year.

NOTE 4.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has limited operations and is considered to be in the development stage under ASC 915-15.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited (2)	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited (3)	Hong Kong	55	HKD 8,000,000

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation and consolidation (continued)

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Group currently maintains bank accounts in HK only.

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended March 31, 2017 and March 31, 2016 were $Nil and $Nil respectively.

 ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended March 31, 2017.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

During the three months ended March 31, 2017 and March 31, 2016, the Group did not record any stock-based compensation expense respectively.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2017 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(34,805)	(40,556)
Denominator:
Basic weighted average shares	73,821,503	18,725,003
Effect of dilutive securities	-	-
Diluted weighted average shares	73,821,503	18,725,003
Basic earnings per share:	(0.05) cents	(0.22) cents
Diluted earnings per share:	(0.05) cents	(0.22) cents

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards

The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the three months periods ended March 31, 2017 and March 31, 2016.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months periods ended March 31, 2017 and March 31, 2016. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the three months periods ended March 31, 2017 and 2016, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

NOTE 6. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings from NSML, of which $294,872 (HKD2,300,000) was not yet paid up as at March 31, 2017.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of  the following:

	March 31, 2017	December 31, 2016

Accrued expenses	$151,805	$146,678
Other payables	113	17,873

	$151,918	$164,551

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	March 31, 2016	December 31, 2016

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(33,026)	(28,007)
Wei Zhu	(212,180)	(154,487)

	$(245,206)	$(182,494)

As at March 31, 2017 and December 31, 2016, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the three months ended March 31, 2017 and 2016, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through August 14, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

For the period ended March 31, 2017 and year ended Dec 31, 2016,	March 31, 2017	December 31, 2016
12 months	18,154	18,154
12 months and thereafter	6,807	11.346

Total	$24,961	$29,500

Rental expense paid for the three months ended March 31, 2017 and 2016 were $4,538 and $Nil respectively.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2017, and Dec 31, 2016:

Fair Value Measurements at reporting date using

	Mar 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	92,755	92,755	-	-

Fair Value Measurements at reporting date using

	Dec 31, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	58,174	58,174	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company had received advancement of $245,206 and $182,494 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

NOTE 13. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

For the three months ended March 31, 2017 and March 31, 2016, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 14. SUBSEQUENT EVENTS

On April 1, 2017, Mr. Philip Tsz Fung Lo was appointed as Chief Financial Officer of the Company.

Except the events mentioned above, the Company has evaluated all other subsequent events through May 22, 2017, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

Current Operating Results

In the three months ended March 31, 2017 and 2016, we derived no revenues from our current business operations.

Syndicore Asia Limited.

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.  Syndicore Asia Limited is still in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three months period ended March 31, 2017, and for the period from its inception on April 23, 2013 to March 31, 2017.

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

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.  GSTEI is no revenues have been earned during the three months period ended March 31, 2017, and for the period from its inception on August 1, 2014 to March 31, 2017.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited (“Z-Line”), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line has no revenues earned during the three months period ended March 31, 2017, and from its incorporation to December 31, 2016.

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended Mar 31, 2017	Three months Ended Mar 31, 2016
	$	$
Net sales	-	-
Cost of sales	-	-
Gross profit	-	-
General and administrative and other operating expenses	41,139	40,556

Income/(Loss) from operations	(41,139)	(40,556)
Other non-operating income	-	-
Interest expenses	-	-

Income/(Loss) before income taxes	(41,139)	(40,556)
Income taxes	-	-

Net Loss	(41,139)	(40,556)
Non-controlling interest	6,334	-

Net Loss attributable to The Group	(34,805)	(40,556)

Revenue

In the three months ended March 31, 2017 and 2016, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended March 31, 2017 and 2016, we derived no cost of sales and no gross profits from our current operation.

General and administrative expense

Total operating expenses for the three months ended March 31, 2017 were $41,139, while the operating expenses for the three months ended March 31, 2016 were $40,556. Our operating expenses increased 1.44% attributed to the increased business activities for the business development and preparation procedures.

Interest expenses

In the three months ended March 31, 2017 and 2016, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended March 31, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $34,805 for the three months ended March 31, 2017, compared to the net loss of $40,556 for the same period in 2016. The net loss was derived after attribution of $6,334 loss to minority interest for the three months ended March 31, 2017, compared to attribution of $Nil to minority interest for the same period in 2016.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $1,861,993 as of March 31, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $34,805 for the three months period ended March 31, 2017 ($40,556 for comparable period ended March 31, 2016). As of March 31, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $81,138 ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation.  If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others. The loans are unsecured, non-interest bearing and repayable at demand.

Moreover, management has actively taken steps to revise its operating and financial requirements, which believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

Working capital

As at December 31, 2016, the Company had negative working capital of ($39,999) with current assets of $382,046 and current liabilities of $422,045. The current assets consisted cash and cash equivalents of $58,174, other receivables of $3,359, and amount due from NSML of $320,513. The current liabilities of the Company at December 31, 2016 are composed of other payables of $164,551, note payables of $75,000, and amount due to related parties of $182,494.

At March 31, 2017, the Company had negative working capital of ($81,138) with current assets of $390,986 and current liabilities of $472,124. The current assets consisted cash and cash equivalents of $92,755, other receivables of $3,359, and amount due from NSML of $294,872. The current liabilities of the Company at March 31, 2017 are composed of other payables of $151,918, note payables of $75,000, and amount due to related parties of $245,206.

Operating activities

Net cash used in operating activities during the three months period ended March 31, 2017, was $53,772, compared to net cash used in operation of $789 for the same period in 2016. This represents an usage increase of $52,983.

During the three months period ended March 31, 2017, the cash used was mainly resulted of the net loss $34,805 and decreased other payables of $12,633.

Investing Activities

For the three months period ended March 31, 2017 and 2016, there being no cash flow in investing activities.

Financing Activities:

Net cash provided by financing activities was $88,353 for the three month period ended March 31, 2017, compared to net cash provided of $724 for the same period in 2016. This change was primarily comprised of the increase in amount due to related parties of $62,712 and amount from NSML (minority shareholder) of $25,641 in the first quarter of 2017.

As of March 31, 2017, stockholder’s equity was negative $388,785 compared to a negative equity of $353,980 at December 31, 2016.

As of March 31, 2017, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the three months ended March 31, 2017 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Date: May 22,  2017

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer

Date: May 22,  2017

 By :

/s/ Philip Lo

Philip Lo

Chief Financial Officer