Form 10-Q
period 2017-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-08-18
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Emerging Growth filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

As of August 18, 2017, the Registrant had 73,821,503 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2017	December 31, 2016
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		52,960	$58,174
Amount due from related party	8	-	-
Amount due from NSML – Non-controlling interest	6	294,872	320,513
Other receivables		3,359	3,359
Total current assets		351,191	382,046
Total non-current assets		-	-
TOTAL ASSETS		351,191	$382,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		75,000	$75,000
Amount due to related party	8	257,789	182,494
Other payables and accrued liabilities	7	170,546	164,551
Income tax payable		-	-
Total current liabilities		503,335	422,045
TOTAL LIABILITIES		503,335	$422,045

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 73,821,503 and 73,821,503 shares issued and outstanding, at June 30, 2017 and December 31, 2016 respectively		7,382	7,382
Additional paid-in capital		1,465,826	1,465,826
Accumulated other comprehensive (loss) income		-	-
(Accumulated deficit)/ retained earnings		(1,924,459)	(1,827,188)
TOTAL STOCKHOLDERS’ EQUITY		(451,251)	(353,980)
Attributable to Non-Controlling Interest		299,107	313,981
Attributable to The Group		(152,144)	(39,999)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		351,191	$382,046

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

<

	Note	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30,2017	Six Months Ended Jun 30,2016	Apr 15, 2011 (Inception) Through June 30, 2017
		$	$	$	$	$
Revenue

Net sales		-	-	-	-	-
Cost of sales		-	-	-	-	-

Gross profit		-	-	-	-	-
Administrative and other operating expenses		71,006	51,094	112,145	91,650	1,207,378

(Loss)/Income from operations		(71,006)	(51,094)	(112,145)	(91,650)	(1,207,378)
Other non-operating income		-	-	-	-	131
Interest expenses		-	(199)	-	(199)	(214)

(Loss)/Income before income taxes		(71,006)	(51,293)	(112,145)	(91,849)	(1,207,461)

Income taxes	5	-	-	-	-	-

Net (Loss)/Income		(71,006)	(51,293)	(112,145)	(91,849)	(1,207,461)
Non-controlling interest		8,540	-	14,874	-	21,406

Net Income (Loss) attributable to the Company		(62,466)	(51,293)	(97,271)	(91,849)	(1,186,055)
Earnings per share of common stock	4
- Basic		(0.08) cents	(0.27) cents	(0.13) cents	(0.49) cents	(5.57) cents
- Diluted		(0.08) cents	(0.27) cents	(0.13) cents	(0.49) cents	(5.57) cents

Weighted average number of common stock	4
- Basic		73,821,503	18,725,003	73,821,503	18,725,003	21,311,661
- Diluted		73,821,503	18,725,003	73,831,503	18,725,003	21,311,661

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

						Accumulated
	Common stock		Additional		Other	deficit during the	Total
	Shares	Amount	paid-in		Comprehensive	development	stockholders'
	outstanding		capital		Income	stage	equity/(deficit)

Balance, Dec 31, 2015	18,725,003	$1,873	$1,195,854	$	---	$(1,591,451)	$(393,724)

Issuance of common stock	55,096,500	5,509	269,972		---	---	275,481

Net loss	---	---	---		---	(235,737)	(235,737)

Balance, Dec 31, 2016	73,821,503	$7,382	$1,465,826	$	---	$(1,827,188)	$(353,980)

Net loss	---	---	---		---	(97,271)	(97,271)

Balance, June 30, 2017	73,821,503	$7,382	$1,465,826	$	---	$(1,924,459)	$(451,251)

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Apr 15, 2011 (inception) Through
	2017	2016	Jun 30, 2017
Cash flows used in operating activities:
Net (loss) income	$(97,271)	$(91,849)	$(1,186,055)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(14,874)	-	(21,406)
Changes in assets and liabilities:
Prepayment	-	-	-
Other receivables	-	-	(3,359)
Other payables and accrued liabilities	5,995	17,522	252,546
Notes payable	-	75,000	75,000
Net cash provided by (used for) operating activities	(106,150)	673	(807,469)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Net cash used for investing activities	-	-	22,942
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	-	-	636,057
Amount due from NSML	25,641	-	25,641
Amounts due to / from related parties	75,295	2,711	175,789
Net cash provided by (used for) financing activities	100,936	2,711	837,487

Net increase (decrease) in cash	(5,214)	3,384	52,960
Effect of foreign currency translation	-	-	-
Cash – beginning of period	58,174	173	-
Cash – end of period	$52,960	$3,557	$52,960
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

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

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as of October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 742,500 shares on June 13, 2013: 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,992,500 shares in lieu of $24,962.50 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 .ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On June 28, 2017, Hunan Syndicore Asia Limited (“HSAL”), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise (“WFOE”) in China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

The financial statements at June 30, 2017, at Dec 31, 2016, and for the period from April 15, 2011 (date of inception), to June 30, 2017, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $1,924,459 as of June 30, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $112,145 for the six months period ended June 30, 2017 ($91,849 for comparable period ended June 30, 2016). As of June 30, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $152,144 ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has limited operations and is considered to be in the development stage under ASC 915-15.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited (2)	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited (3)	Hong Kong	55	HKD 8,000,000
Hunan Syndicore Asia Limited (4)	PRC	100	HKD10,000,000

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation and consolidation (continued)

Note:

(1) Wholly owned subsidiary of ZZLL

(2) Wholly owned subsidiary of ZZLL

(3) 55% owned subsidiary of Syndicore Asia Limited

(4) Wholly owned subsidiary of Syndicore Asia Limited

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended June 30, 2017 and 2016 were $Nil and $Nil respectively, and for the six months ended June 30, 2017 and 2016 were also $Nil and $Nil respectively.

 ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months ended June 30, 2017.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

During the six months ended June 30, 2017 and 2016, the Group did not record any stock-based compensation expense respectively.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

The calculation of diluted weighted average common shares outstanding for three and six months ended June 30, 2017 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(112,145)	(91,849)
Denominator:
Basic weighted average shares	73,821,503	18,725,003
Effect of dilutive securities	-	-
Diluted weighted average shares	73,821,503	18,725,003
Basic earnings per share:	(0.13) cents	(0.49) cents
Diluted earnings per share:	(0.13) cents	(0.49) cents

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

The FASB has issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The amendments relate primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.

The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The amendments apply to reporting entities within the scope of Topic 960, Plan Accounting - Defined Benefit Pension Plans, Topic 962, Plan Accounting - Defined Contribution Pension Plans, or Topic 965, Plan Accounting - Health and Welfare Benefit Plans.

Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.

Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. The amendments remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments.

Current U.S. GAAP does not require disclosure by plans of the master trust’s other assets and liabilities. Examples of those balances include amounts due from brokers for securities sold, amounts due to brokers for securities purchased, accrued interest and dividends, and accrued expenses. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances.

Lastly, investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets are generally provided in both the defined benefit pension plan financial statements and the health and welfare benefit plan financial statements. Stakeholders noted that the disclosures are redundant. The amendments remove that redundancy and do not require that the investment disclosures relating to the 401(h) account assets be provided in the health and welfare benefit plan’s financial statements. The amendments will require the health and welfare benefit plan to disclose the name of the defined benefit pension plan in which those investment disclosures are provided, so that participants can easily access those statements for information about the 401(h) account assets, if needed.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the six months periods ended June 30, 2017 and 2016.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the six months periods ended June 30, 2017 and 2016. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods.

One subsidiaries is incorporated in the PRC, and is subject to Enterprise Income Tax at 25% for the six months periods ended June 30, 2017.  Provision for PRC Enterprise Income Tax has not been made for the period presented as the subsidiary has no assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the six months periods ended June 30, 2017 and 2016, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings from NSML, of which $294,872 (HKD2,300,000) was not yet paid up as at June 30, 2017.

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	June 30, 2017	December 31, 2016

Accrued expenses	$170,433	$146,678
Other payables	113	17,873

	$170,546	$164,551

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	June 30, 2017	December 31, 2016

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(25,610)	(28,007)
Wei Zhu	(232,179)	(154,487)

	$(257,789)	$(182,494)

As at June 30, 2017 and December 31, 2016, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the six months ended June 30, 2017 and 2016, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through August 14, 2018. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

For the period ended June 30, 2017 and year ended Dec 31, 2016,	June 30, 2017	December 31,2016
12 months	18,154	18,154
12 months and thereafter	2,269	11,346

Total	$20,423	$29,500

Rental expense paid for the six months ended June 30, 2017 and 2016 were $9,077 and $Nil respectively.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2017, and Dec 31, 2016:

Fair Value Measurements at reporting date using

	June 30, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	52,960	52,960	-	-

Fair Value Measurements at reporting date using

	Dec 31, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	58,174	58,174	-	-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016, the Company had received advancement of $257,789 and $182,494 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

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

For the six months ended June 30, 2017 and 2016, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 14, 2017, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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

Current Operating Results

In the three and six months ended June 30, 2017 and 2016, we derived no revenues from our current business operations.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three and six months period ended June 30, 2017, and for the period from its inception on April 23, 2013 to June 30, 2017.

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

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.  GSTEI has no revenues earned during the three and six months period ended June 30, 2017, and for the period from its inception on August 1, 2014 to June 30, 2017.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited (“Z-Line”), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line has no revenues earned during the three and six months period ended June 30, 2017.

Hunan Syndicore Asia Limited.

On June 28, 2017, Hunan Syndicore Asia Limited (“HSAL”), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise (“WFOE”) in China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities.

HSAL has no revenues earned during the period ended June 30, 2017, and from its formation to June 30, 2017.

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30, 2017	Three months Ended June 30, 2016
	$	$
Net sales	-	-
Cost of sales	-	-
Gross profit	-	-
General and administrative and other operating expenses	71,006	51,094

Income/(Loss) from operations	(71,006)	(51,094)
Other non-operating income	-	-
Interest expenses	-	(199

Income/(Loss) before income taxes	(71,006)	(51,293)
Income taxes	-	-

Net Loss	(71,006)	(51,293)
Non-controlling interest	8,540	-

Net Loss attributable to The Group	(62,466)	(51,293)

Revenue

In the three months ended June 30, 2017 and 2016, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2017 and 2016, we derived no cost of sales and no gross profits from our current operation.

General and administrative expense

Total operating expenses for the three months ended June 30, 2017 were $71,006, while the operating expenses for the three months ended June 30, 2016 were $51,094. Our operating expenses increased 38.97% attributed to the increased business activities for the business development and preparation procedures.

Interest expenses

During the three months ended June 30, 2017 and 2016, the interest expenses was $Nil and $199 respectively.

Income Tax

During the three months ended June 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $62,466 for the three months ended June 30, 2017, compared to the net loss of $51,293 for the same period in 2016. The net loss was derived after attribution of $8,540 loss to minority interest for the three months ended June 30, 2017, compared to attribution of $Nil to minority interest for the same period in 2016.

Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30, 2017	Six months Ended June 30, 2016
	$	$
Net sales	-	-
Cost of sales	-	-
Gross profit	-	-
General and administrative and other operating expenses	112,145	91,650

Income/(Loss) from operations	(112,145)	(91,650)
Other non-operating income	-	-
Interest expenses	-	(199

Income/(Loss) before income taxes	(112,145)	(91,849)
Income taxes	-	-

Net Loss	(112,145)	(91,849)
Non-controlling interest	14,874	-

Net Loss attributable to The Group	(97,271)	(91,849)

Revenue

In the six months ended June 30, 2017 and 2016, we derived no revenues from our current operation.

Cost of Sales and Gross Profit

In the six months ended June 30, 2017 and 2016, we derived no cost of sales and no gross profits from our current operation.

General and administrative expense

Total operating expenses for the six months ended June 30, 2017 were $112,145, while the operating expenses for the six months ended June 30, 2016 were $91,650. Our operating expenses increased 22.36% attributed to the increased business activities for the business development and preparation procedures.

Interest expenses

During the six months ended June 30, 2017 and 2016, the interest expenses was $Nil and $199 respectively.

Income Tax

During the six months ended June 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $97,271 for the six months ended June 30, 2017, compared to the net loss of $91,849 for the same period in 2016. The net loss was derived after attribution of $14,874 loss to minority interest for the six months ended June 30, 2017, compared to attribution of $Nil to minority interest for the same period in 2016.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the Company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $1,924,459 as of June 30, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $97,271 for the six months period ended June 30, 2017 ($91,849 for comparable period ended June 30, 2016). As of June 30, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $152,144 ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $97,271 and $91,849 respectively, for the six months ended June 30, 2017 and 2016 and had an accumulated deficit of $1,924,459 as of June 30, 2017.  We have managed our liquidity during the first six months of 2017 through loans by management.  These factors raise substantial debt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Moreover, management has actively taken steps to revise its operating and financial requirements, and it believes its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

Working capital

As of December 31, 2016, the Company had negative working capital of ($39,999) with current assets of $382,046 and current liabilities of $422,045. The current assets consisted of cash and cash equivalents of $58,174, other receivables of $3,359, and amount due from NSML of $320,513. The current liabilities of the Company at December 31, 2016 are composed of other payables of $164,551, note payables of $75,000, and amount due to related parties of $182,494.

As of June 30, 2017, the Company had negative working capital of ($152,144) with current assets of $351,191 and current liabilities of $503,335. The current assets consisted cash and cash equivalents of $52,960, other receivables of $3,359, and amount due from NSML of $294,872. The current liabilities of the Company at June 30, 2017 are composed of other payables of $170,546, note payables of $75,000, and amount due to related parties of $257,789.

Operating activities

Net cash used in operating activities during the six months period ended June 30, 2017, was $106,150, compared to net cash provided by operation of $673 for the same period in 2016. This represents a usage increase of $106,823.

During the six months period ended June 30, 2017, the cash used was mainly resulted of the net loss $97,271, attributed loss to non-controlling interest $14,874 and increased other payables of $5,995.

Investing Activities

For the six months period ended June 30, 2017 and 2016, there were no cash flow related to investing activities.

Financing Activities:

Net cash provided by financing activities was $100,936 for the six months period ended June 30, 2017, compared to net cash provided of $2,711 for the same period in 2016. This change was primarily comprised of the increase in amount due to related parties of $75,295 and amount due from NSML (minority shareholder) of $25,641 in the first half year of 2017.

As of June 30, 2017, stockholder’s equity was negative $451,251 compared to a negative equity of $353,980 at December 31, 2016.

As of June 30, 2017, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms, primarily due to the fact that there are no effective separation of duties, which include monitoring controls between the management.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  As a result of these material weaknesses, we determined that our controls were not effective at the present time.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the six months ended June 30, 2017 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken during this period.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

(a)  Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

      None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Date: August 18, 2017

By :/s/ Sean Webster

Sean Webster

Chief Executive Officer

Date: August 18, 2017

 By :/s/ Philip Lo

Philip Lo

Chief Financial Officer