Form 10-Q/A
period 2017-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-09-11
CIK 1365357

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Amended Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Amended Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Amended Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Date: September 11, 2017

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer

Date: September 11, 2017

 By :

/s/ Philip Lo

Philip Lo

Chief Financial Officer