Form 10-Q
period 2017-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-11-20
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging Growth filer ☐	Accelerated filed ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18,  2017, the Registrant had 17,229,948 shares of common stock issued and outstanding.

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

2

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2017	December 31, 2016
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$29,856	$58,174
Amount due from related party	8	-	-
Amount due from NSML – Non-controlling interest	6	294,872	320,513
Prepaid expenses		5,711	-
Other receivables		2,382	3,359
Total current assets		332,821	382,046
Non-current assets:
Office equipment		647	-
Total non-current assets		647	-
TOTAL ASSETS		$333,468	$382,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$75,000	$75,000
Amount due to related party	8	272,033	182,494
Other payables and accrued liabilities	7	212,274	164,551
Income tax payable		-	-
Total current liabilities		559,307	422,045
TOTAL LIABILITIES		$559,307	$422,045

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.005 par value, 6,000,000 shares authorized; 1,476,448 and 1,476,448 shares issued and outstanding, at September 30, 2017 and December 31, 2016 respectively		7,382	7,382
Additional paid-in capital		1,465,826	1,465,826
Accumulated other comprehensive (loss) income		(155)	-
(Accumulated deficit)/ retained earnings		(1,991,431)	(1,827,188)
TOTAL STOCKHOLDERS’ EQUITY		(518,378)	(353,980)
Attributable to Non-Controlling Interest		292,539	313,981
Attributable to The Group		(225,839)	(39,999)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$333,468	$382,046

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Sept 30, 2017	Three Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30,2016	Apr 15, 2011 (Inception) Through Sept 30, 2017
		$	$	$	$	$
Revenue

Net sales		1,728	-	1,728	-	1,728
Cost of sales		-	-	-	-	-

Gross profit		1,728	-	1,728	-	1,728
Administrative and other operating expenses		77,446	34,492	189,591	126,142	1,284,824

(Loss)/Income from operations		(75,718)	(34,492)	(187,863)	(126,142)	(1,283,096)
Other non-operating income		2,177	-	2,177	-	2,308
Interest expenses		-	-	-	(199)	(214)

(Loss)/Income before income taxes		(73,541)	(34,492)	(185,686)	(126,341)	(1,281,002)

Income taxes	5	-	-	-	-	-

Net (Loss)/Income		(73,541)	(34,492)	(185,686)	(126,341)	(1,281,002)
Non-controlling interest		6,569	-	21,443	-	27,975
		____________	___________	___________	___________	__________
Net Income (Loss) attributable to the Group		(66,972)	(34,492)	(164,243)	(126,341)	(1,253,027)
Earnings per share of common stock	4
- Basic		(0.05)	(0.07)	(0.11)	(0.30)	(2.68)
- Diluted		(0.05)	(0.07)	(0.11)	(0.30)	(2.68)

Weighted average number of common stock	4
- Basic		1,476,431	504,885	1,476,431	418,279	467,156
- Diluted		1,476,431	504,885	1,476,431	418,279	467,156

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

						Accumulated
	Common stock		Additional		Other	deficit during the	Total
	Shares	Amount	paid-in		Comprehensive	development	stockholders'
	outstanding		capital		Income	stage	equity/(deficit)

Balance, Dec 31, 2015	374,518	$1,873	$1,195,854	$	---	$(1,591,451)	$(393,724)

Issuance of common stock	1,101,930	5,509	269,972		---	---	275,481

Net loss	---	---	---		---	(235,737)	(235,737)

Balance, Dec 31, 2016	1,476,448	$7,382	$1,465,826	$	---	$(1,827,188)	$(353,980)

Net loss	---	---	---		(155)	(164,243)	(164,398)

Balance, Sept 30, 2017	1,476,448	$7,382	$1,465,826		$(155)	$(1,991,431)	$(518,378)

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended Sept 30,		Apr 15, 2011 (inception) Through
	2017	2016	Sept 30, 2017
Cash flows used in operating activities:
Net (loss) income	$(164,243)	$(126,341)	$(1,253,027)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(21,443)	-	(27,975)
Changes in assets and liabilities:
Prepayment	(5,711)	-	(5,711)
Other receivables	977	-	(2,382)
Other payables and accrued liabilities	47,724	(252,392)	294,275
Notes payable	-	75,000	75,000
Net cash provided by (used for) operating activities	(142,696)	(303,733)	(844,015)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Purchase of office equipment	(647)	-	(647)
Net cash used for investing activities	(647)	-	22,295
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	-	193,482	636,057
Amount due from NSML	25,641	-	25,641
Amounts due to / from related parties	89,539	203,808	190,033
Net cash provided by (used for) financing activities	115,180	397,290	851,731

Net increase (decrease) in cash	(28,163)	93,557	30,011
Effect of foreign currency translation	(155)	-	(155)
Cash – beginning of period	58,174	173	-
Cash – end of period	$29,856	$93,730	$29,856
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On April 1, 2013, the Board of Director resolved to pay an officer for a monthly service fee of US$4,250. The fee was raised to US$10,000 per month as of October 1, 2013. The Company has an option to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.  During 2013, the Company issued 1,700,000 shares on June 3, 2013; 742,500 shares on June 13, 2013; 850,000 shares on July 2, 2013; 850,000 shares on August 5, 2013 and 850,000 shares on September 6, 2013 with an aggregate of 4,992,500 shares in lieu of $24,962.50 compensation to the officer. The amounts recorded were about $85,000 at fair price per ASC 718.

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Effective on September 24, 2017, the Company execute a reverse split that each of fifty (50) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding, be reclassified as and changed, into one (1) share of the Company’s outstanding Common Stock.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

The financial statements at September 30, 2017, at Dec 31, 2016, and for the period from April 15, 2011 (date of inception), to September 30, 2017, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $1,991,431 as of September 30, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $185,686 for the nine months period ended September 30, 2017 ($126,341 for comparable period ended September 30, 2016). As of September 30, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $226,486 ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has limited operations and is considered to be in the development stage under ASC 915-15.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited (2)	Hong Kong	100	HKD 1

Z-Line International E-Commerce Limited (3)	Hong Kong	55	HKD 8,000,000
Hunan Syndicore Asia Limited (4)	PRC	100	HKD 10,000,000

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended September 30, 2017 and 2016 were $Nil and $Nil respectively, and for the nine months ended September 30, 2017 and 2016 were also $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended September 30, 2017.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

During the nine months ended September 30, 2017 and 2016, the Group did not record any stock-based compensation expense respectively.

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

The calculation of diluted weighted average common shares outstanding for three and nine months ended September 30, 2017 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(164,243)	(126,341)
Denominator:
Basic weighted average shares	1,476,431	418,279
Effect of dilutive securities	-	-
Diluted weighted average shares	1,476,431	418,279
Basic earnings per share:	(0.11)	(0.30)
Diluted earnings per share:	(0.11)	(0.30)

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

-

The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

-

The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

-

The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

The FASB has issued Accounting Standards Update (ASU) No. 2017-13. This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities. The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the nine months periods ended September 30, 2017 and 2016.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the nine months periods ended September 30, 2017 and 2016. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods.

One subsidiaries is incorporated in the PRC, and is subject to Enterprise Income Tax at 25% for the nine months periods ended September 30, 2017.  Provision for PRC Enterprise Income Tax has not been made for the period presented as the subsidiary has no assessable profits during the period.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the nine months periods ended September 30, 2017 and 2016, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings from NSML, of which $294,872 (HKD2,300,000) was not yet paid up as at September 30, 2017.

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	September 30, 2017	December 31, 2016

Accrued expenses	$198,372	$146,678
Other payables	13,902	17,873

	$212,274	$164,551

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	September 30, 2017	December 31, 2016

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(39,854)	(28,007)
Wei Zhu	(232,179)	(154,487)

	$(272,033)	$(182,494)

As at September 30, 2017 and December 31, 2016, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the nine months ended September 30, 2017 and 2016, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through August 27, 2019 and June 30, 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

For the period ended September 30, 2017 and year ended Dec 31, 2016,	September 30, 2017	December 31, 2016
12 months	28,404	18,154
12 months and thereafter	39,457	11.346

Total	67,861	$29,500

Rental expense paid for the nine months ended September 30, 2017 and 2016 were $17,152 and $Nil respectively.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2017, and Dec 31, 2016:

Fair Value Measurements at reporting date using

	September 30, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	29,856	29,856	-	-

Fair Value Measurements at reporting date using

	Dec 31, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	58,174	58,174	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

(F/K/A GREEN STANDARD TECHOLOGIES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016, the Company had received advancement of $272,033 and $182,494 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

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

For the nine months ended September 30, 2017 and 2016, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 14. SUBSEQUENT EVENTS

On October 13, 2017, the Company issued 15,753,500 common shares at the price of $0.005 per share to Mr. Sean Webster, our CEO with the consideration of $78,767.50.  The Company has evaluated all other subsequent events through November 18, 2017, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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

Current Operating Results

In the three and nine months ended September 30, 2017 and 2016, we derived $1,728 and $Nil from our current business operations, respectively.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three and six months period ended September 30, 2017, and for the period from its inception on April 23, 2013 to September 30, 2017.

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

GSTEI is in medical and recreation marijuana industry, and the establishment of a website will be used to further its business by providing customers with medical and recreational marijuana resources. Management believes that this online presence is essential in developing and expanding their existing business.  GSTEI has no revenues earned during the three and six months period ended September 30, 2017, and for the period from its inception on August 1, 2014 to September 30, 2017.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited (“Z-Line”), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line has no revenues earned during the three and six months period ended September 30, 2017.

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

HSAL has $1,728 of revenues earned during the period ended September 30, 2017, and from its incorporation to September 30, 2017.

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended September 30, 2017	Three months Ended September 30, 2016
	$	$
Net sales	1,728	-
Cost of sales	-	-
Gross profit	1,728	-
General and administrative and other operating expenses	77,446	34,492

(Loss)/Income from operations	(75,718)	(34,492)
Other non-operating income	2,177	-
Interest expenses	-	-

Income/(Loss) before income taxes	(73,541)	(34,492)
Income taxes	-	-

Net Loss	(73,541)	(34,492)
Non-controlling interest	6,569	-

Net Loss attributable to The Group	(66,972)	(34,492)

Revenue

In the three months ended September 30, 2017 and 2016, we derived revenues of $1,728 and $Nil from our current operation, respectively.

Cost of Sales and Gross Profit

In the three months ended September 30, 2017 and 2016, we derived no cost of sales, and had gross profit of $1,728 and $Nil from our current operation, respectively.

General and administrative expense

Total operating expenses for the three months ended September 30, 2017 were $77,446, while the operating expenses for the three months ended September 30, 2016 were $34,492. Our operating expenses increased 124.53% attributed to the increased business activities for the business development and preparation procedures.

Interest expenses

During the three months ended September 30, 2017 and 2016, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended September 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $66,972 for the three months ended September 30, 2017, compared to the net loss of $34,492 for the same period in 2016. The net loss was derived after attribution of $6,569 loss to non-controlling interest for the three months ended September 30, 2017, compared to attribution of $Nil to non-controlling interest for the same period in 2016.

Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
	$	$
Net sales	1,728	-
Cost of sales	-	-
Gross profit	1,728	-
General and administrative and other operating expenses	189,591	126,142

Income/(Loss) from operations	(187,863)	(126,142)
Other non-operating income	2,177	-
Interest expenses	-	(199)

Income/(Loss) before income taxes	(185,686)	(126,341)
Income taxes	-	-

Net Loss	(185,686)	(126,341)
Non-controlling interest	21,443	-

Net Loss attributable to The Group	(164,243)	(126,341)

Revenue

In the nine months ended September 30, 2017 and 2016, we derived revenues of $1,728 and $Nil from our current operation, respectively.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2017 and 2016, we derived no cost of sales, and had gross profit of $1,728 and $Nil from our current operation, respectively.

General and administrative expense

Total operating expenses for the nine months ended September 30, 2017 were $189,591, while the operating expenses for the nine months ended September 30, 2016 were $126,142. Our operating expenses increased 50.30% attributed to the increased business activities for the business development and preparation procedures.

Interest expenses

During the nine months ended September 30, 2017 and 2016, the interest expenses was $Nil and $199 respectively.

Income Tax

During the nine months ended September 30, 2017 and 2016, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $164,243 for the nine months ended September 30, 2017, compared to the net loss of $126,341 for the same period in 2016. The net loss was derived after attribution of $21,443 loss to non-controlling interest for the nine months ended September 30, 2017, compared to attribution of $Nil to minority interest for the same period in 2016.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $1,991,431 as of September 30, 2017 ($1,827,188 as of Dec 31, 2016), generated a net loss of $164,243 for the nine months period ended September 30, 2017 ($126,341 for comparable period ended September 30, 2016). As of September 30, 2017, the Company has its current liabilities exceed its current assets resulting in negative working capital of $226,486, ($39,999 as of Dec 31, 2016). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As at September 30, 2017, the Company had negative working capital of ($226,486) with current assets of $332,821 and current liabilities of $559,307. The current assets consisted cash and cash equivalents of $29,856, prepaid expenses of $5,711, other receivables of $2,382, and amount due from NSML of $294,872. The current liabilities of the Company at September 30, 2017 are composed of other payables of $212,274, note payables of $75,000, and amount due to related parties of $272,033.

Operating activities

Net cash used in operating activities during the nine months period ended September 30, 2017, was $142,696, compared to net cash provided by operation of $673 for the same period in 2016. This represents a usage increase of $143,369.

During the nine months period ended September 30, 2017, the cash used was mainly resulted of the net loss $164,243, attributed loss to non-controlling interest $21,443 and offset by increased other payables of $47,724.

Investing Activities

Net cash used for investing activities during the nine months period ended September 30, 2017, was $647, compared to $Nil cash flow in investing activities in the comparable nine months period ended September 30, 2016.

Financing Activities:

Net cash provided by financing activities was $115,180 for the nine month period ended September 30, 2017, compared to net cash provided of $2,711 for the same period in 2016. This change was primarily comprised of the increase in amount due to related parties of $89,539 and amount due from NSML (non-controlling interest shareholder) of $25,641 in the first nine months of 2017.

As of September 30, 2017, stockholder’s equity was negative $518,378 compared to a negative equity of $353,980 at December 31, 2016.

As of September 30, 2017, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2017, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms, primarily due to the fact that there are no effective separation of duties, which include monitoring controls between management.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  As a result of these material weaknesses, we determined that our controls were not effective at the present time.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the nine months ended September 30, 2017 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken during this period.

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

ZZLL INFORMATION TECHNOLOGY INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Date: November 18,  2017

By : /s/ Sean Webster

Sean Webster

Chief Executive Officer

Date: November 18,  2017

 By : /s/ Philip Lo

Philip Lo

Chief Financial Officer