Form 10-Q/A
period 2017-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2017-11-22
CIK 1365357

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

ZZLL INFORMATION TECHNOLOGY INC.

(F/K/A GREEN STANDARD TECHNOLOGIES, INC.)

Date: November 22,  2017

By : /s/ Sean Webster

Sean Webster

Chief Executive Officer

Date: November 22,  2017

 By : /s/ Philip Lo

Philip Lo

Chief Financial Officer