Form 10-K
period 2017-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2018-05-01
CIK 1365357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-134991

ZZLL INFORMATION TECHNOLOGY, INC. (Exact name of Registrant as specified in its charter)
Nevada	37-1847396
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong.
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: +852-3705 1571
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
NONE	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☑No

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2017 was approximately $17,818,415 based upon the closing price of $20.005 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

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

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2017 was 19,252,448.

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

On November 10 and December 1, 2016, the Company further issued 1,000,000 common shares and 15,400,000 common shares to the officer respectively. The issuance with an aggregate of 16,400,000 common shares were in lieu of $82,000 in compensation due to the officer under an option resolved in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

Effective on October 5, 2017, the Company executed a reverse stock split pursuant to which fifty (50) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding, was reclassified as and changed, into one (1) share of the Company’s outstanding Common Stock.

On October 13, 2017, the Company issued 15,753,500 common shares to the officer. The issuance of 15,753,500 common shares was in lieu of $78,768 in compensation due to the officer under an option granted in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

On December 12, 2017 the Company issued 2,022,500 shares of units consisting of its common stock and a warrant (the “Units”). The units were issued to five shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share valid for a two years period after the subscription date. The total consideration for the issuance was $80,900.

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the “Units”) to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant (the “Units”) to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

Syndicore Asia Limited – Video Syndication and E-Commerce Company

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2017.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014 the Company formed Green Standard Technologies, Inc. (“GSTE”) as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business is carried on by this subsidiary.

During 2017, GSTE was inactive, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board decided to eliminate all costs in connection with GSTE, agreed not to continue GSTE and closed down with immediate effect.

Z-Line International E-Commerce Company Limited – E-Commerce Company

Z-Line International E-Commerce Company Limited (“Z-Line”) is a 55% owned subsidiary of the Company formed under the laws of Hong Kong and incorporated on August 17, 2016.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line currently operates through the web portal www.zzll.win and has begun additional development, which will occur as the site evolves to increase its functionality, sales, service, support and product offerings. Z-line Mall currently carries daily necessities, cosmetic products and skin care products.

Hunan Syndicore Asia Limited – E-Commerce Company

On June 28, 2017, Hunan Syndicore Asia Limited (“HSAL”), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise (“WFOE”) in China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities. Additionally, HSAL has now launched Hua Wen Mall (“HWM”) - its first online member retail website at hwt.zzll.win. HWM is a platform that allows businesses to sell their products and services to HWM’s members through this business-to-business and business-to-consumer portal. All payments and processing will go through HWM, for which they will receive a transaction fee. The Mall will develop its own branded products, and is especially moving towards products which have smart functionality allowing the Company to capture a greater segment of the market with data and information analytics as social media becomes increasingly influential in the Chinese market.

Hua Wen Mall will also cooperate with ZZLL’s existing Hong Kong platform, Z-Line Mall (www.zzll.win) to share members, customers and products.

According to eMarketer:

Ecommerce sales in China are expected to pass $1.132 trillion in 2017, accounting for nearly half of the worldwide retail ecommerce sales.

China’s ecommerce sales will account for 23.1% of all retail sales in China in 2017, however, this figure is expected to increase to 40.8% by 2021.

The popularity of shopping on a mobile phone is expected to continue with eMarketer predicting more than 75% of ecommerce sales – over $1tn - will be transacted via a mobile device.

China is the world’s largest ecommerce market with a significant lead on other markets including the US ($450.81bn), UK ($110.07bn) and Japan ($95.33bn).

And according to Zenith’s Mobile Advertising Forecasts 2017: The country with the highest number of smartphone users will be China, with 1.3 billion users, followed by India, with 530 million users. The US will be third, with 229million users. Chinese consumers moved more of their shopping online in 2017, sending e-retail sales past $1 trillion for the first time in the world’s leading e-commerce market.

With the highest number of smart phone users in the world, increasing penetration amongst the population and a growing trend towards smart apps, platforms and online shopping, the China market should allow HSAL multiple avenues of expansion within its existing business model. Traditional models of E-Commerce are encompassing a larger amount of the Internet of Things and data analytics with smart technology and applications.

Item 1A. Risk Factors

Not Applicable as a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 1. Properties

We do not own any real property for use in our operations or otherwise. We lease an office located at Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong. The lease is for two years, expiring on August 27, 2019 with monthly lease payments of approximately USD 1,026 (HKD 8,000). Moreover, we lease an office located at No. 101-504, Block 2, 56 Wang Lung Road, Changsha, Hunan Province, China. The lease is for three years, expiring on June 11, 2020 with monthly lease payment of approximately USD 1,363 (RMB 9,145).

Item 2. Legal Proceedings

We may be subject to litigation from time to time as a result of our normal business operations.   Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 3. Mine Safety Disclosure

Not Applicable

PART II

Item 5. arket for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

MARKET INFORMATION.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2017, was $0.377

	High		Low
Fiscal Year ended December 31, 2017:
Quarter ended December 31, 2017	$0.377		$0.377
Quarter ended September 30, 2017	$1.000	^	$1.000	^
Quarter ended June 30, 2017	$20.005	^	$20.005	^
Quarter ended March 31, 2017	$33.000	^	$30.000	^

Fiscal Year ended December 31, 2016:
Quarter ended December 31, 2016	$56.275	^	$50.500	^
Quarter ended September 30, 2016	$22.500	^	$22.500	^
Quarter ended June 30, 2016	$10.000	^	$10.000	^
Quarter ended March 31, 2016	$4.5000	^	$4.5000	^

Fiscal Year ended December 31, 2015:
Quarter ended December 31, 2015	$6.5000	^	$6.5000	^
Quarter ended September 30, 2015	$20.000	^	$20.000	^
Quarter ended June 30, 2015	$17.000	^	$17.000	^
Quarter ended March 31, 2015	$17.000	^	$17.000	^

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

^All share prices have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split which was effective on Oct 5, 2017.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

(b)

HOLDERS. As of December 31, 2017, we had approximately 86 shareholders of record who held 19,252,448 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2017, there are approximately 120 beneficial owners of our Common Stock, when these shareholders are considered.

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

On October 13, 2017, the Company issued 15,753,500 common shares to the officer. The issuance of 15,753,500 common shares was in lieu of $78,768 in compensation due to the officer under an option granted in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

On December 12, 2017, the Company issued 2,022,500 shares of units consisting of its common stock and a warrant (the “Units”).  The units were issued to five shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share valid for a two years period after the subscription date. The total consideration for the issuance was $80,900.

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the “Units”) to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant (the “Units”) to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

Item 6. Selected Financial Data

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

Current Operating

In the twelve (12) months ended December 31, 2017, we derived revenues of $5,353 (RMB 35,918) from our current business operations.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2017.

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

During the year of 2017, GSTE was in-active, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board decided to eliminate all costs in connection with GSTE, agreed not to continue and closed down GSTE with immediate effect.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited (“Z-Line”), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line had no revenues earned during the period from its incorporation to December 31, 2017.

Hunan Syndicore Asia Limited.

Hunan Syndicore Asia Limited (“HSAL”), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise (“WFOE”) incorporated under the Foreign Enterprise Law of People Republic of China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities.

HSAL has incurred $5,353 (RMB 35,918) revenue during the period from its incorporation to December 31, 2017

Executive Summary

In the twelve (12) months ended December 31, 2017, we derived $5,353 in revenues from our current business operations.

•

Administrative and other operating expenses for the year ended December 31, 2017 increased 295.8% to $958,022 compared to $242,070 for the year ended December 31, 2016.

•

Net Loss for the year ended December 31, 2017 worsened by 293.0% to $952,186 compared to $242,269 for the year ended December 31, 2016.

Results of Operations for the Twelve Months Ended December 31, 2107, and 2016

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2017 and 2016 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2017	2016	Difference	Percentage Increase
Revenue	$5,353	$-	$5,353	100%
Cost of goods sold	2,865	-	2,865	100%

Gross profit	2,488	-	2,488	100%

General and administrative and other operating expenses	958,022	242,070	715,952	295.8%

Income (loss) from operations	(955,534)	(242,070)	713,464	-294.7%
Other expenses (income)	(3,348)	-	(3,348)	100%
Interest expenses	-	199	199	-100%
Income (loss) before income taxes	(952,186)	(242,269)	709,917	-293.0%
Income taxes	-	-	-	-

Net (loss) income	(952,186)	(242,269)	709,917	-293.0%
Non-controlling interest	27,630	6,532	21,098	323.0%
Net (loss) income attribute to the Group	$(924,556)	$(235,737)	$688,819	-292.2%

Comparison of the Years Ended December 31, 2017 and 2016

Revenues Composition and Sources of Revenue Growth

In the year ended December 31, 2017 (the “FY2017”) and 2016 (the “Comparable Year”), we derived revenues of $5,353 and $Nil respectively, from our current business operations from HSAL.

We anticipate that we will continue to generate revenue from website business and operation.

Cost of Sale and Gross Profit

Cost of sales was $2,865 for the FY2017 and $Nil for the Comparable Year and gross profit was $2,488 for the FY2017 and $Nil for the Comparable Year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $958,022 compared to $242,070 for the year ended December 31, 2016.  The change was mainly due to the increase of warrants expenses $685,395 resulted by the issuance of 2,022,500 shares common stock with exercisable warrant.

Other Expenses (Income)

Other expenses (income) consists of management service income, interest income and interest expenses.  Other income amount for $3,348 is recorded for the FY2017, compared to $Nil for the Comparable Year, and interest expenses amount for $Nil is recorded for the FY2017, compared to $199 for the Comparable Year.

Income Taxes

There were no income taxes recorded or paid during the year ended December 31, 2017 and 2016.

Foreign Currency translation

The foreign currency translation was negative $388 for the year ended December 31, 2017 as compared to $Nil for the year ended December 31, 2016.

Net (loss) Income

Our net loss attributable to the Group was $924,556 for the year ended December 31, 2017, as compared to a net loss of $235,737 for the year ended December 31, 2016.  There was an attribution of loss to non-controlling interest of $27,630 for the year ended December 31, 2017 as compared to $6,532 for the year ended December 31, 2016.

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

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $924,556 for the year ended December 31, 2017 and a net loss since inception on April 15, 2011 of $2,013,340. The net loss for 2017 and 2016 were generated as a result of paying all necessary administrative expenses. On December 31, 2017 we had cash on hand of $18,430. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2017. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Net Cash Provided by Operating Activities

Net cash used in operating activities was $293,537 for the year ended December 31, 2017 as compared to net cash used in operating activities of $414,464 for the year ended December 31, 2016. The decrease in cash used during the year ended December 31, 2017 was mainly due to the changes of cash used in other payables and accrued liabilities, and with no cash flow effect on warrant liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $606 for the year ended December 31, 2017 as compared to net cash used in investing activities of $Nil for the year ended December 31, 2016. The change was due to the purchase of equipment in the year 2017.

Net Cash Used for Financing Activities

For the year ended December 31, 2017 and 2016, there were no external financing activities except for the gross proceeds of $159,667 and $275,481 received from the issuance of 17,776,000 and 1,101,930 (55,096,500 shares retroactively restated to reflect 1-for-50 reverse stock split which was effective on Oct 5, 2017) shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company. The net cash generated by related party’s loan for the year ended December 31, 2017 and 2016 were $69,479 and $196,984, respectively. Furthermore, net cash generated by amount due from Network Service Management Limited (“NSML”) was $25,641 for the year ended December 31, 2017, the change was resulted by the paid up of $25,641 (HKD200,000) capital in arrear for Z-Line International E-Commerce Company Limited.

The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

Subsequent Events

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the “Units”) to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On February 7, 2018, Mr. Philip Tsz Fung Lo resigned as Chief Financial Officer and Director of the Company on personal matters.

On March 6, 2018, the Company through its wholly owned subsidiary, Syndicore Asia Limited (“SAL”), entered into a Share Exchange Agreement (the “Agreement”) with SleepAid Holding Co. (“SleepAid”). Under the Agreement, in exchange for 12,000,000 newly issued shares of the Company, SAL will acquire all the outstanding shareholdings of all three subsidiaries companies of SleepAid, Yugosu Investment Limited, Guangzhou Sleepaid Household Supplies Co., Ltd and Guangzhou Yuewin Trading Co., Ltd.

On March 23, 2018, the Company issued 550,000 units consisting of its common stock and a warrant (the “Units”) to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

Except the events mentioned above, there being no other material subsequent events for the period after the year ended date as at December 31, 2017 till the release of the report.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2017 and 2016.

New Accounting Pronouncements

See Note 4 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on that assessment, it was determined that our internal controls over financial reporting were not effective.

It should be noted  that any  system of  controls,  however  well  designed  and operated,  can provide only  reasonable,  and not absolute,  assurance  that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2017. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	45	President, Chief Executive Officer, Chief Financial Officer and Director
Wei Liang	36	Chief Financial Officer and Director (appointed on June 14, 2016)
Wei Zhu	40	Director (appointed on March 25, 2017)
Riggs Cheung	46	Director (appointed on March 25, 2017)
Philip Tsz Fung Lo	51	Previous Chief Financial Officer and Director (Appointed on March 25, 2017 and Resigned on Feb 7, 2018)

Mr. Sean Webster, 45- Mr. Sean Webster has been the President and Chief Executive Officer of ZZLL Information Technology, Inc. since March 25, 2008. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May, 1999 to October 2007 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a BA in Economics, and a minor in Management and Commerce.

Mr. Wei Liang, 36– Mr. Liang is an engineer and has over 15 years’ experience in e-Business system design, computer engineering, internet framework and system design, implementation and management, specifically in banking e-Business systems. Mr. Liang also has expertise in design and development of electronic platforms for education. Since April 2015, Mr. Liang has acted as Managing Director of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, from March 2013 to April 2015, Mr. Liang was the Managing Director of Hunan Ming Da Educational Technology Company Limited. Mr. Liang was the Principal of Lou Di City Electronic Technology Vocational College from 2011 to 2013. From 2004 to 2011, Mr. Liang was an Engineer with the Lou Di City Bureau of Education.  Mr. Liang earned a Bachelor degree in Computers from the University of Nanchang in 2008 and a Master degree in Computer Engineering from the University of Jilin in 2011.

Mr. Wei Zhu, 40– Since April 2015 Mr. Zhu was the president and co-founder of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, since 2008, Mr. Zhu and his partner started another company in home security industry, Hunan Zhongdun Security Intelligent & Technology Co., Ltd. and was positioned as General Manager. From 2006 to 2008, Mr. Zhu started his Hunan Shichuang Decoration Engineering Co., Ltd and had projects with Industrial and Commercial Bank of China, Agricultural Bank of China, Bank of China. Mr. Zhu earned an EMBA from Tsinghua University.

Mr. Riggs Cheung, 46 - Mr. Cheung was with SleepAid Holding Co. since December, 2014 and served as its CFO and director until November 2017. Since 2006, Mr. Riggs has also been the Marketing Director for America Asia Travel Center, in its New York Branch. Mr. Riggs attended City University of New York – Manhattan College and received an Associate’s Degree in Art in 1997.

Mr. Philip Tsz Fung Lo, 51 - Mr. Lo graduated from the University of Wollongong, NSW Australia in 1992 with a Bachelor of Commerce degree. Mr. Lo is currently an Independent Non-Executive Director of Styland Holding Limited since April 2009, a company listed on Hong Kong Stock Exchange Main Board (Stock Code: 211); an independent director of Dragon Jade International Limited since Sept 2012, a company listed on OTCQX in the United States; and the Chief Financial Officer of China Keli Electric Company Ltd. since August 2015, a company listed on TSX-Venture Canada (ZKL). Mr. Lo resigned as the Company’s Director and CFO on February 7, 2018.

Significant Employees

As of December 31, 2017, we have 8 full time employee.

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

Subsequent Events

See under the heading of “Subsequent Events” in the Management Discussion and Analysis section.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2017, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Sean Webster, Chief Executive Officer, ZZLL Information Technology, Inc., Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point,  Hong Kong.

Committees of the Board of Directors

We do not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors. Because we have only one Director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.  X9

Audit Committee

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

Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Summary Compensation Table

			Deferred			Option and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Sean Webster (1)	2017	$-	$-	$-	$-	$-	$50,000	$50,000
Chief Executive Officer,	2016	$-	$-	$-	$-	$-	$90,000	$90,000
Chief Financial Officer	2015	$-	$-	$-	$-	$-	$120,000	$120,000
and Director

Wei Liang (2)	2017	$-	$-	$-	$-	$-	$-	$-
Director	2016	$-	$-	$-	$-	$-	$-	$-

Wei Zhu (3)	2017	$-	$-	$-	$-	$-	$-	$-
Director	2016	$-	$-	$-	$-	$-	$-	$-

Riggs Cheung (3)	2017	$9,000	$-	$-	$-	$-	$-	$9,000
Director	2016	$-	$-	$-	$-	$-	$-	$-

Philip Lo (4)	2017	$5,000	$-	$-	$-	$-	$-	$5,000
Director	2016	$-	$-	$-	$-	$-	$-	$-

(1)Mr. Webster was appointed as CEO and Director on March 25, 2008

(2) Mr. Liang was appointed as Director on June 14, 2016

(3) Mr. Zhu and Mr. Cheung were appointed as Director on March 25, 2017

(4)Mr. Lo was appointed as Director on March 25, 2017 and resigned as Director on Feb 7, 2018

(5) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

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

There are no current outstanding equity awards to our executive officers as of December 31, 2017.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2017: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 19,252,448 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2017. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Sean Webster (2) (3) Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	16,065,500	83.447%
Wei Liang (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	99,850	0.519%
Wei Zhu (3) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	97,900	0.509%
SUNNY TALENT INTERNATIONAL LIMITED Room 03, 7/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong (4)	56,000	0.291%
All Directors and Officers as a Group	16,319,250	84.766%

All Directors, Officers and 5% Shareholders as a Group (1)	16,319,250	84,766%

(1) Applicable percentage of ownership is based on 19,252,448 shares of Common Stock outstanding as of December 31, 2017, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company as of December 31, 2017.

(2) Executive Officer

(3) Director

(4) Resigned Director

(a)      Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2017, Sean Webster, an officer and director of the company controlled the largest percentage of shares of common stock.

(b)      Future Sales by Existing Shareholders

As of December 31, 2017 there are a total of 86 Stockholders of record holding 19,252,448 shares of our common stock, excluding the shareholders that hold our shares in street name 18,347,582 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2017 and December 31, 2016, the Company had received advances of $Nil and $Nil from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

During the FY2017, the Company issued 15,753,500 shares on October 13, 2017 in lieu of consideration of $78,768; and 2,022,500 shares on December 12, 2017 in lieu of consideration of $80,900.

Item 13. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2017 and 2016.

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$34,615	$26,923
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$34,615	$26,923

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by Centurion ZD CPA Limited includes audited fees for auditing our 2017 and 2016 annual financial statements and interim review.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2017 or 2016.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2017 or 2016.

(4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2017 or 2016.

PART IV

Item 14. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1)The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)The financial statements listed in the Index are filed as part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

(3)List of Exhibits - See Index to Exhibits in paragraph (b) below.

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

ZZLL INFORMATION TECHNOLOGY INC.,

By: /s/ Sean Webster

Sean Webster

Chief Executive Officer

Dated: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer,

April 30, 2018

Sean Webster

Chief Financial Officer, and Director

(Principal Executive Officer, and

Principal Financial and Accounting

Officer)

/s/ Wei Liang

Chief Technical Officer and Director

April 30, 2018

Wei Liang

/s/ Wei Zhu

Director

April 30, 2018

Wei Zhu

/s/ Riggs Cheung

Director

April 30, 2018

Riggs Cheung

ZZLL Information Technology Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2017 and December 31, 2016 and

For the Years Ended December 31, 2017 and 2016

With Report of Independent Registered Public Accounting Firm

Centurion ZD CPA Limited

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

Tel: (852) 2126 2388   Fax: (852) 2122 9078

Email: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of ZZLL Information Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZZLL Information Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

We have served as the Company's auditor since 2007.

Hong Kong, SAR

April 30, 2018

CONSOLIDATED BALANCE SHEET As at December 31, 2017 and 2016 (Stated in US Dollars)
	Note	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents		$18,430	$58,174
Amount due from NSML--Non-controlling interest	5	294,872	320,513
Other receivables		4,155	3,359

Total current assets		$317,457	$382,046

Non-current assets:
Property, plant and equipment, net		606	-

TOTAL ASSETS		$318,063	$382,046

LIABILITIES
Current liabilities:
Note payable		75,000	75,000
Warrants liabilities	9	685,395	-
Other payables and accrued liabilities	7	138,601	164,551
Amount due to related party	8	251,973	182,494
Income tax payable	6	-	-

Total current liabilities		$1,150,969	$422,045

TOTAL LIABILITIES		$1,150,969	$422,045

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 19,252,448 and 1,476,448 * shares issued and outstanding, respectively		1,925	148
Additional paid in capital		1,630,950	1,473,060
Accumulated other comprehensive loss		(388)	-
(Accumulated deficit)/retained earnings		$(2,751,744)	$(1,827,188)

TOTAL STOCKHOLDERS’ EQUITY		(1,119,257)	(353,980)
Attributable to Non-controlling interest		286,351	313,981

Attributable to The Group		$(832,906)	$(39,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$318,063	$382,046

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS For the Year Ended December 31, 2017 and 2016 (Stated in US Dollars)
	Note	December 31, 2017	December 31, 2016	Apr. 15, 2011(inception) Through Dec. 31, 2017

Net revenue		$5,353	$-	$5,353
Cost of Sales		2,865	-	2,865

Gross profit		$2,488	$-	$2,488

Operating expenses
General and administrative expenses		958,022	242,070	2,053,255

(Loss)/income from operations		$(955,534)	$(242,070)	$(2,050,767)

Non-operating income (expense)
Interest expenses		-	(199)	(214)
Interest income		-	-	-
Other non-operating income		3,348	-	3,479

(Loss)/income before income taxes		$(952,186)	$(242,269)	$(2,047,502)

Income tax	6	-	-	-

Net (loss)/income		$(952,186)	$(242,269)	$(2,047,502)

Non-controlling interest		27,630	6,532	34,162
Net (loss)/income attributable to the Company		(924,556)	(235,737)	(2,013,340)

Foreign currency translation adjustment		(388)	-	(388)

Comprehensive loss		$(924,944)	$(235,737)	$(2,013,728)

Basic and diluted earnings per share of common stock *		(18.35 cents)	(37.37 cents)	(194.51 cents)

Weighted average number of common shares outstanding – basic and diluted *		5,040,092	630,761	1,035,272

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (Stated in US Dollars)

	Number of shares *	Amount *	Additional paid-in capital *	Accumulated other comprehensive income	Retained earnings /(accumulated losses)	Total

Balance, January 1, 2016	374,518	$38	$1,197,689	$-	$(1,591,451)	$(393,724)

Issue of common stock	1,101,930	110	275,371	-	-	275,481
Exchange reserve	-	-	-	-	-	-
Net loss	-	-	-	-	(235,737)	(235,737)

Balance, December 31, 2016	1,476,448	$148	$1,473,060	$-	$(1,827,188)	$(353,980)

Balance, January 1, 2017	1,476,448	$148	$1,473,060	$-	$(1,827,188)	$(353,980)

Issue of common stock	17,776,000	1,777	157,890	-	-	159,667
Exchange reserve	-	-	-	(388)	-	(388)
Net loss	-	-	-	-	(924,556)	(924,556)

Balance, December 31, 2017	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2017	For Year Ended Dec 31, 2016	April 15, 2011 (inception) Through Dec 31, 2017

Cash flows (used in)/provided by operating activities :
Net (loss)/income		$(924,556)	$(235,737)	$(2,013,340)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		-	-	-
Re-organization (reverse merger and spin-off)		-	-	(9,195)
Stock based compensation		-	-	85,000
Non-controlling interest		(27,630)	(6,532)	(34,162)

Changes in assets and liabilities:
Other receivables		(796)	(3,359)	(4,155)
Note payable		-	75,000	75,000
Warrant liabilities		685,395	-	685,395
Other payables and accrued liabilities		(25,950)	(243,836)	220,601

Net cash flows (used in) operating activities		$(293,537)	$(414,464)	$(994,856)

Cash flows generated by investing activities :
Disposal of subsidiary OODI		-	-	22,942
Purchase of property, plant and equipment		(606)	-	(606)

Net cash flows generated by investing activities		$(606)	$-	$22,336

Cash flows generated by/(used in) financing activities :
Proceed from Issuance of common stock		159,667	275,481	795,724
Amount due to /from related parties		69,479	196,984	169,973
Amount due to /from NSML		25,641	-	25,641

Net cash flows generated by financing activities		$254,787	$472,465	$991,338

Net increase (decrease) in cash and cash equivalents		(39,356)	58,001	18,818

Effect of foreign currency translation		(388)	-	(388)
Cash and cash equivalents – beginning of year		58,174	173	-

Net cash flows generated by investing activities		$18,430	$58,174	$18,430

Supplementary disclosure of cash flow information:
Interest paid		-	-	-
Income taxes		-	-	-

The accompanying notes are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On October 13, 2017, the Company issued 15,753,500 common shares to the officer. The issuance of 15,753,500 common shares was in lieu of $78,768 in compensation due to the officer under an option granted in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

On December 12, 2017, the Company issued 2,022,500 shares of units consisting of its common stock and a warrant (the “Units”).  The units were issued to five shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share valid for a two years period after the subscription date. The total consideration for the issuance was $80,900.

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the “Units”) to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant (the “Units”) to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

NOTE 2. DESCRIPTION OF BUSINESS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 3. GOING CONCERN

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has accumulated deficits of $2,751,744, generated a net loss of $924,556 for the year ended December 31, 2017 and its current liabilities exceed its current assets resulting in negative working capital of $833,512. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited (2)	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited (3)	Hong Kong	55	HKD 8,000,000
Hunan Syndicore Asia Limited	PRC	100	HKD 10,000,000

Note:

(1) Wholly owned subsidiary of ZZLL, discontinuous as at Dec 29, 2017

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

 Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2017 and 2016 respectively.

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the year ended December 31, 2017 and 2016 were $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2017.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Year ended	Year ended
	Dec 31, 2017	Dec 31, 2016
Year ended HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

Year ended RMB : US$ exchange rate	6.50271	6.95566
Average yearly RMB : US$ exchange rate	6.71025	6.64330

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2017 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

Effective on October 5, 2017, each of fifty (50) shares of the Company’s Common Stock, par value $.0001 per share, issued and outstanding immediately prior to the Effective Time (the “Old Common Stock”) shall automatically and without any action on the part of the holder thereof, be reclassified as and changed, pursuant, into one (1) share of the Company’s outstanding Common Stock (the “New Common Stock”).

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

For the Year ended December 31,	2017	2016

Numerator for basic and diluted earnings per share:	$	$
Net (loss)/income	(924,556)	(235,737)

Denominator:
Basic weighted average shares	5,040,092	630,761
Effect of dilutive securities	-	-

Diluted weighted average shares	5,040,092	630,761

Basic earnings per share:	(18.34 cents)	(37.37 cents)

Diluted earnings per share:	(18.34 cents)	(37.37 cents)

 No dilution effect due to net loss for the years ended December 31, 2017 and 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements

FASB Clarifies the Definition of a Business. The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

•

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

•

The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities . The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

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

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information. X24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at December 31, 2017.

NOTE 5.INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company and one subsidiary are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2017 and 2016.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the twelve months ended December 31, 2017 and 2016. Provision for Hong Kong profits tax has not been made for the year presented as the subsidiaries have no assessable profits during the year.

One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the twelve months ended December 31, 2017.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2017 and 2016, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of  the following:

	December 31, 2017	December 31, 2016

Accrued expenses	$120,054	$146,678
Other payables	18,547	17,873

	$138,601	$164,551

NOTE 7. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due to related parties are as follows:

	December 31, 2017	December 31, 2016

Amount due to related parties:
Sean Webster	3,742	28,007

Wei Zhu	232,179	154,487
Hunan Longitudinal Uned Information Technology Co., Ltd.	15,148	-
Hunan Zhang Zhong Wan Fu Company Limited	904	-

	$251,973	$182,494

As at December 31, 2017 and 2016, the amount due to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 9. WARRANTS LIABILITIES

	Warranty Liabilities	Total

Balance at January 1, 2016	$-	$-
Warrants expenses for the year	-	-
Balance at December 31, 2016	$-	$-

Warrants expenses for the year	685,395	685,395

Balance at December 31, 2017	$685,395	$685,395

NOTE 10. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the year ended December 31, 2017 and 2016, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 11. PENSION PLANS

In 2017, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

In the year ended December 31, 2017, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2017, no assets are allocated to pension. Total pension cost was $Nil during year ended December 31, 2017 (2016: $Nil).

NOTE 12. FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 12. FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2017 and 2016:

Fair Value Measurements at reporting date using:
	December 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	18,430	18,430	-	-

Fair Value Measurements at reporting date using:
	December 31, 2016	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	58,174	58,174	-	-

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June, 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2017	2016
2018	28,657	18,154
2019 and thereafter	32,734	11.346

Total	$61,391	$29,500

Rental expense paid for the year ended December 31, 2017 and 2016 were $24,316 and $6,808 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2017 and December 31, 2016, the Company had received advancement of $251,973 and $182,494 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the year ended December 31, 2017, the Company issued 15,753,500 common shares to the officer on October 13, 2017. The issuance of 15,753,500 common shares was in lieu of $78,768 in compensation due to the officer under an option granted in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

NOTE 15. SUBSEQUENT EVENTS

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the “Units”) to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On February 7, 2018, Mr. Philip Tsz Fung Lo resigned as Chief Financial Officer and Director of the Company on personal matters.

On March 6, 2018, the Company through its wholly owned subsidiary, Syndicore Asia Limited (“SAL”), entered into a Share Exchange Agreement (the “Agreement”) with SleepAid Holding Co. (“SleepAid”). Under the Agreement, in exchange for 12,000,000 newly issued shares of the Company, SAL will acquire all the outstanding shareholdings of all three subsidiaries companies of SleepAid, Yugosu Investment Limited, Guangzhou Sleepaid Household Supplies Co., Ltd and Guangzhou Yuewin Trading Co., Ltd.

On March 23, 2018, the Company issued 550,000 units consisting of its common stock and a warrant (the “Units”) to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

Except the events mentioned above, the Company has evaluated all other subsequent events through April 30, 2018, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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