Form 10-K/A
period 2017-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2018-05-03
CIK 1365357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

XBRL EXPLANATORY NOTE

The purpose of Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 was to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015.

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

	High	Low
Fiscal Year ended December 31, 2017:
Quarter ended December 31, 2017	$0.377	$0.377
Quarter ended September 30, 2017	$1.000	$1.000
Quarter ended June 30, 2017	$20.005	$20.005
Quarter ended March 31, 2017	$33.000	$30.000

Fiscal Year ended December 31, 2016:
Quarter ended December 31, 2016	$56.275	$50.500
Quarter ended September 30, 2016	$22.500	$22.500
Quarter ended June 30, 2016	$10.000	$10.000
Quarter ended March 31, 2016	$4.5000	$4.5000

Fiscal Year ended December 31, 2015:
Quarter ended December 31, 2015	$6.5000	$6.5000
Quarter ended September 30, 2015	$20.000	$20.000
Quarter ended June 30, 2015	$17.000	$17.000
Quarter ended March 31, 2015	$17.000	$17.000

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

All share prices have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split which was effective on Oct 5, 2017.

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

Item 14. Principal Accounting Fees and Services

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

31.1

Amended Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Amended Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Amended Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Amended Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.,

By: /s/ Sean Webster

Sean Webster

Chief Executive Officer

Dated: May 3, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer,

May 3, 2018

Sean Webster

Chief Financial Officer, and Director

(Principal Executive Officer, and

Principal Financial and Accounting

Officer)

/s/ Wei Liang

Chief Technical Officer and Director

May 3, 2018

Wei Liang

/s/ Wei Zhu

Director

May 3, 2018

Wei Zhu

/s/ Riggs Cheung

Director

May 3, 2018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

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