Form 10-Q
period 2018-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2018-05-18
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-134991

ZZLL INFORMATION TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1847396
(State of Incorporation)	(IRS Employer Identification No.)

Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point Hong Kong
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

As of May 18, 2018, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ZZLL Information Technology, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason.  This Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "ZZLL" or "Icon" refers to ZZLL Information Technology, Inc.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$21,547	$18,430
Amount due from NSML – Non-controlling interest	6	294,872	294,872
Other receivables		4,271	4,155
Total current assets		320,690	317,457

Non-current assets:
Property, plant and equipment, net		569	606
TOTAL ASSETS		$321,259	$318,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$75,000	$75,000
Warrants liabilities	9	547,883	685,395
Amount due to related party	8	258,821	251,973
Other payables and accrued liabilities	7	150,802	138,601
Income tax payable		-	-
Total current liabilities		1,032,506	1,150,969
TOTAL LIABILITIES		$1,032,506	$1,150,969

Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 19,252,448 shares issued and outstanding, at March 31, 2018 and December 31, 2017 respectively		2,028	1,925
Additional paid-in capital		1,671,847	1,630,950
Accumulated other comprehensive (loss) income		(1,215)	(388)
(Accumulated deficit)/ retained earnings		(2,669,254)	(2,751,744)
TOTAL STOCKHOLDERS’ EQUITY		(996,594)	(1,119,257)
Attributable to Non-Controlling Interest		285,347)	286,351
Attributable to The Group		(711,247)	(832,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$321,259	$318,063

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)		Apr. 15, 2011
	Notes	Three Months Ended March 31,		(Inception) Through
		2018	2017	Mar. 31, 2018

Net Revenue		$268	$-	$5,621
Cost of sales		(2,003)	-	(4,868)

Gross profit/(loss)		(1,735)	-	753

Operating expenses
General and administrative expenses		(83,213)	41,139	1,970,042

(Loss) /Income from operations		81,478	(41,139)	(1,969,289)

Non-operating income (expense):
Other income		8	-	3,487
Interest income		-	-	-
Interest expenses		-	-	(214)
Total non-operating income/(expense)		8	-	3,273

Income/(Loss) before income taxes		81,486	(41,139)	(1,966,016)
Income taxes	5	-	-	-
Net income/(loss)		81,486	(41,139)	(1,966,016)

Non-controlling interest		1,004	6,334	35,166
Net income/(loss) attributable to the Company		82,490	(34,805)	(1,930,850)

Comprehensive income statement:
Net income/(loss)		82,490	(34,805)	(1,930,850)
Foreign currency translation adjustment		(827)	-	(1,215)
Comprehensive Income/(Loss)		$81,663	$(34,805)	$(1,932,065)

Basic and diluted earnings/(loss) per share of common stock		0.42 cents	(2.36 cents)	(114.04 cents)
Weighted average number of common shares outstanding – basic and diluted *		19,624,115	1,476,448	1,693,155

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

 AND COMPREHENSIVE INCOME

					Accumulated
	Common stock		Additional	Other	deficit during	Total
	Shares	Amount	paid-in	Comprehensive	development	stockholders'
	Outstanding *		capital	Income	stage	equity/(deficit)

Balance, Jan 1, 2017	1,476,448	$148	$1,473,060	$-	$(1,827,188)	$(353,980)

Issuance of common stock	17,776,000	1,777	157,890	-	-	159,667
Exchange reserve	-	-	-	(388)	-	(388)
Net loss	-	-	-	-	(924,556)	(924,556)
Balance, Dec 31, 2017	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Jan 1, 2018	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Issuance of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	(827)	-	(827)
Net loss	-	-	-	-	82,490	82,490
Balance, Mar 31, 2018	20,277,448	$2,028	$1,671,847	$(1,215)	$(2,669,254)	$(996,594)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Apr 15, 2011 (inception) Through
	2018	2017	Mar 31, 2018
Cash flows used in operating activities:
Net (loss) income	$82,490	$(34,805)	$(1,930,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-
Depreciation and Amortization	37	-	37
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(1,004)	(6,334)	(35,166)
Warrant liabilities	(137,512)		547,883
Changes in assets and liabilities:
Prepayment	-	-	-
Other receivables	(116)	-	(4,271)
Other payables and accrued liabilities	12,201	(12,633)	232,802
Notes payable	-	-	75,000
Net cash provided by (used for) operating activities	(43,904)	(53,772)	(1,038,760)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Purchase of Property, Plant and Equipment	-	-	(606)
Net cash used for investing activities	-	-	22,336
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	41,000	-	836,724
Amount due from NSML	-	25,641	25,641
Amounts due to / from related parties	6,848	62,712	176,821
Net cash provided by (used for) financing activities	47,848	88,353	1,039,186

Net increase (decrease) in cash	3,944	34,581	22,762
Effect of foreign currency translation	(827)	-	(1,215)
Cash – beginning of period	18,430	58,174	-
Cash – end of period	$21,547	$92,755	$21,547
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND BASIS OF PRESENTATION

ZZLL Information Technology, Inc. ("The Company") was incorporated under the laws of the State of Nevada on September 9, 2005, under the name of JML Holdings, Inc.  The Company merged with Baoshinn International Express, Inc. ("BSIE") on March 31, 2006, by acquiring all of the issued and outstanding common stock of BSIE in a share exchange transaction. We issued 16,500,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of BSIE common stock. The transaction was accounted for as a recapitalization of BSIE whereby BSIE is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

On June 17, 2015, Baoshinn Corporation has been amended to the name "Green Standard Technologies, Inc.".

On May 27, 2016, the Company changed its name with the State of Nevada from Green Standard Technologies, Inc. to "ZZLL Information Technology, Inc."

On May 27, 2016, ZZLL Information Limited acquired 4,992,500 common shares of the Company through a private Common Stock Purchase Agreement for investment purposes in the ordinary course of business. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Wei Liang is 4,992,500 common shares, or approximately 26.662% of the 18,725,003 issued common shares.

On June 14, 2016, Wei Liang ("Mr. Liang") was appointed to serve as a member of the Board of Directors of ZZLL Information Technology, Inc.

On June 24, 2016, ZZLL Technology Limited acquired 4,895,000 common shares of the Company through a private Common Stock Purchase Agreement for investment purposes in the ordinary course of business. The aggregate number and percentage of common shares of the Issuer beneficially owned by Mr. Wei Zhu is 4,895,000 common shares, or approximately 26.142% of the 18,725,003 issued common shares.

On August 18, 2016, the Company through SAL entered into a Joint Venture Agreement ("JVA") with Network Service Management Limited, a Hong Kong company ("NSML") in the formation of Z-Line International E-Commerce Company Limited ("Z-Line"), a Hong Kong based e-Commerce company. The Company through SAL owned 55% of Z-Line that provides consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals.

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

Effective on October 5, 2017, the Company executed a reverse stock split pursuant to which fifty (50) shares of the Company’s Common Stock, par value $0.0001 per share, issued and outstanding, was reclassified as and changed, into one (1) share of the Company’s outstanding Common Stock.

On October 13, 2017, the Company issued 15,753,500 common shares to the officer. The issuance of 15,753,500 common shares was in lieu of $78,768 in compensation due to the officer under an option granted in 2013 to pay the officer by common stock in lieu of cash at a rate of $0.005 per share.

On December 12, 2017, the Company issued 2,022,500 shares of units consisting of its common stock and a warrant (the "Units").  The units were issued to five shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share valid for a two years period after the subscription date. The total consideration for the issuance was $80,900.

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant (the "Units") to two shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $19,000.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant (the "Units") to three shareholders at a rate of $0.04 per Unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date. The total consideration for the issuance was $22,000.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS

Syndicore Asia Limited – Video Syndication and E-Commerce Company

Syndicore Asia Limited ("SAL") is a wholly owned subsidiary of the Company formed under the laws of Hong Kong.   SAL is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing global community of content creators, news outlets and leading brands. SAL will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, SAL plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

On December 15, 2013, SAL entered into a Distribution Agreement (the "Distribution Agreement") with SendtoNews Video, Inc., a British Columbia company ("STN"). Under the terms of the Distribution Agreement, SAL was granted an exclusive license to use, modify, edit, reproduce, distribute, feed, store, communicate, display, and transmit STN’s content in the Asia Pacific Territory (the "Content"). STN is the content provider for various worldwide sporting events. STN would also provide on-going assistance to SAL with regard to technical, administrative, and service-orientated issues relating to the delivery, utilization, transmission, storage and maintenance of the Content.

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

On the other side of the distribution chain, we plan to create SAL’s own proprietary news partnerships to provide guaranteed content distribution in return for a corresponding share of advertising revenues to a news industry looking to supplement their rapidly declining traditional ad revenue with viable "digital-age" revenue.

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

Management believes that SAL’s customers will be willing to pay a "premium CPM" because:

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS (CONTINUED)

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

SAL is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to March 31, 2018.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014 the Company formed Green Standard Technologies, Inc. ("GSTE") as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business is carried on by this subsidiary.

During the year 2017, GSTE was inactive, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board decided to eliminate all costs in connection with GSTE, agreed not to continue GSTE and closed down with immediate effect.

Z-Line International E-Commerce Company Limited – E-Commerce Company

Z-Line International E-Commerce Company Limited ("Z-Line") is a 55% owned subsidiary of the Company formed under the laws of Hong Kong and incorporated on August 17, 2016.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line currently operates through the web portal www.zzll.win and has begun additional development, which will occur as the site evolves to increase its functionality, sales, service, support and product offerings. Z-line Mall currently carries daily necessities, cosmetic products and skin care products.

Hunan Syndicore Asia Limited – E-Commerce Company

On June 28, 2017, Hunan Syndicore Asia Limited ("HSAL"), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise ("WFOE") in China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities. Additionally, HSAL has now launched Hua Wen Mall ("HWM") - its first online member retail website at hwt.zzll.win. HWM is a platform that allows businesses to sell their products and services to HWM’s members through this business-to-business and business-to-consumer portal. All payments and processing will go through HWM, for which they will receive a transaction fee. The Mall will develop its own branded products, and is especially moving towards products which have smart functionality allowing the Company to capture a greater segment of the market with data and information analytics as social media becomes increasingly influential in the Chinese market.

Hua Wen Mall will also cooperate with ZZLL’s existing Hong Kong platform, Z-Line Mall (www.zzll.win) to share members, customers and products.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

The financial statements at March 31, 2018, at Dec 31, 2017, and for the period from April 15, 2011 (date of inception), to March 31, 2018, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $2,669,254 as of March 31, 2018 ($2,751,744 as of Dec 31, 2017), generated a net loss of $82,490 for the three months period ended March 31, 2018 ($34,805 for comparable period ended March 31, 2017). As of March 31, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $711,816 ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Group currently maintains bank accounts in HK and PRC only.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the three months period ended March 31, 2018 and 2017 respectively.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Group recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer 1 order is placed under or upon customer return)(strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended March 31, 2018 and March 31, 2017 were $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) "Income Taxes". ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended March 31, 2018.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 ("ASC 220") "Comprehensive income" (formerly known as SFAS No. 130, "Reporting Comprehensive Income"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

 ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States Dollars ("US$"). The functional currencies of the Company’s subsidiary operating business unit based in Hong Kong and PRC are the Hong Kong Dollar ("HK$") and Chinese Renminbi ("RMB") respectively. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The rate used in translation of Hong Kong dollars to US$ is a ratio of US$1.00=HK$7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy.

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.35819	RMB	6.76141	RMB	6.86288
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.28068	RMB	6.62061	RMB	6.88280
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate) and as of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Hong Kong (HKD)	HKD	7.80000	HKD	7.80000	HKD	7.80000
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

Stock-Based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Share-Compensation (formerly, FASB Statement 123R), the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During the three months ended March 31, 2018 and March 31, 2017, the Group did not record any stock-based compensation expense respectively.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted earnings per share

The Group computes earnings per share ("EPS’) in accordance with FASB Accounting Standard Codification Topic 260 ("ASC 260") "Earnings Per Share", and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2018 and 2017 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(82,490)	(34,805)
Denominator:
Basic weighted average shares	19,624,115	1,476,448
Effect of dilutive securities	-	-
Diluted weighted average shares	19,624,115	1,476,448
Basic earnings per share:	(0.42) cents	(2.36) cents
Diluted earnings per share:	(0.42) cents	(2.36) cents

No dilution effect due to net loss for the periods ended March 31, 2018 and 2017.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance

FASB Simplifies Adoption of New Leases Standard for Certain Land Easements. The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

ASU 2018-01 is expected to reduce the cost of adopting the new leases standard for certain land easements. It is also an attempt to help ensure that companies can make a successful transition to the standard without compromising the quality of information provided to investors about these transactions.

Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. Land easements are used by utility and telecommunications companies, for example, when they need to take a small strip of land, or easement, to bury wires. Not all companies have historically accounted for them as leases.

Stakeholders pointed out that the requirement to evaluate all old and existing land easements, sometimes numbering in the tens of thousands, to determine if they meet the definition of a lease under the new standard could be very costly. They also noted there would be limited benefit to applying this requirement, as many of their land easements would not meet the definition of a lease, or even if they met that definition, many of their easements are prepaid and, therefore, already are recognized on the balance sheet.

 The land easements ASU addresses this by:

•

Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•

Clarifying that new or modified land easements should be evaluated under the new leases standard, once an entity has adopted the new standard.

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•

A description of the accounting policy for releasing income tax effects from AOCI;

•

Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•

Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•

Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•

Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•

Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•

Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•

Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•

Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•

Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•

Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•

Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•

Answer 2: The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a)

Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b)

Disclosures of items reported as provisional amounts;

c)

Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d)

The reason why the initial accounting is incomplete;

e)

The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f)

The nature and amount of any measurement period adjustments recognized during the reporting period;

g)

The effect of measurement period adjustments on the effective tax rate; and

h)

When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the three months periods ended March 31, 2018 and March 31, 2017.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months periods ended March 31, 2018 and March 31, 2017. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods.

One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the three months periods ended March 31, 2018 and March 31, 2017. Provision for PRC Income Tax has not been made for the periods presented as the subsidiary has no assessable profits during the periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the three months periods ended March 31, 2018 and 2017, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR and PRC. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

NOTE 6. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited ("NSML") was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited ("Z-Line").  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings owned by NSML, amount of $294,872 (HKD2,300,000) was not yet paid up as at March 31, 2018.

NOTE 7.OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	March 31, 2018	December 31, 2017

Accrued expenses	$148,375	$120,054
Other payables	2,427	18,547

	$150,802	$138,601

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	March 31, 2018	December 31, 2017

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(3,742)	(3,742)
Wei Zhu	(232,179)	(232,179)
Hunan Longitudinal Uned Information Technology Co., Ltd.	(21,555)	(15,148)
Hunan Zhang Zhong Wan Fu Company Limited	(1,345)	(904)

	$(258,821)	$(251,973)

As at March 31, 2018 and December 31, 2017, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. WARRANTS LIABILITIES

	Warrants Liabilities			Total
Issuance of warrants at	12/12/2017	1/31/2018	3/23/2018
Number of warrants	2,022,500	475,000	550,000	3,047,500

Balance at January 1, 2017	$-	$-	$-	$-
Warrants expenses for the period	-	-	-	-
		-
Balance at March 31, 2017	$-	$-	$-	$-

Balance at January 1, 2018	$685,395	-	-	685,395
Warrants expenses for the period	(321,790)	85,397	98,881	(137,512)

Balance at March 31, 2018	$363,605	$85,397	$98,881	$547,883

NOTE 10. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the three months ended March 31, 2018 and 2017, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended March 31, 2018 and the year ended December 31, 2017	March 31, 2018	December 31, 2017
2018	$21,690	$28,657
2019 and thereafter	33,120	32,734

Total	$54,810	$61,391

Rental expense paid for the three months ended March 31, 2018 and 2017 were $7,783 and $4,538 respectively.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS

The Group adopted FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), related to The Group’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2018, and Dec 31, 2017:

Fair Value Measurements at reporting date using

	March 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	21,547	21,547	-	-

 Fair Value Measurements at reporting date using

	December 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	18,430	18,430	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, the Company had received advancement of $258,821 and $251,973 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

NOTE 14. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) "Segment Reporting" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

For the three months ended March 31, 2018 and March 31, 2017, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 21, 2018, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to "our", "us" and "we" refer to the operations of the Corporation and its subsidiaries ("We"), except where the context otherwise indicates or requires.  The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Current Operating Results

In the three months ended March 31, 2018 and 2017, we derived revenues of $268 (RMB1,773) from our current business operations.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three months period ended March 31, 2018, and 2017, and for the period from its inception on April 23, 2013 to March 31, 2018.

Green Standard Technologies Enterprises, Inc.

On August 1, 2014, the Company formed Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)("GSTEI") as a wholly owned subsidiary incorporated under the laws of the state of Nevada. The Company’s second line of business is carried out by this subsidiary. On June 6, 2015, Green Standard Technologies Inc. filed articles of amendment to change its name to "Green Standard Technologies Enterprises, Inc.

On Dec 29, 2017, for the best interest of the Company, the Board decided to eliminate all costs in connection with GSTE, agreed not to continue and closed down GSTE with immediate effect.

Z-Line International E-Commerce Limited.

On August 17, 2016, Z-Line International E-Commerce Company Limited ("Z-Line"), a 55% owned subsidiary of the Company incorporated under the laws of Hong Kong.  Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer, business-to-consumer, and business-to-business-sales services via web portals.

Z-Line has no revenues earned during the three months period ended March 31, 2018, and 2017, and from its incorporation to March 31, 2018.

Hunan Syndicore Asia Limited.

Hunan Syndicore Asia Limited ("HSAL"), a 100% owned subsidiary of Syndicore Asia Limited incorporated under the laws of PRC.  HSAL is a Wholly Foreign-Owned Enterprise ("WFOE") incorporated under the Foreign Enterprise Law of People Republic of China, established in the National High-Tech Industrial Development Zone of Changsha, Hunan.  HSAL is a PRC based e-Commerce company that will endeavor to develop its in E-Commerce, video content and video streaming capabilities.

HSAL has incurred $268 revenue during the three months period ended March 31, 2018.

HSAL has incurred $5,353 (RMB 35,918) revenue during the period from its incorporation to December 31, 2017

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table sets forth a summary of our consolidated statements of operations for the periods indicated:

	Three months Ended March 31, 2018	Three months Ended March 31, 2017
	$	$
Revenue	268	-
Cost of goods sold	(2,003)	-
Gross profit	(1,735)	-
General and administrative and other operating expenses	(83,213)	41,139

Income/(Loss) from operations	81,478	(41,139)
Other non-operating income	8	-
Interest expenses	-	-

Income/(Loss) before income taxes	81,486	(41,139
Income taxes	-	-

Net Loss	81,486	(41,139))
Non-controlling interest	1,004	6,334

Net Loss attributable to The Group	82,490	(34,805)

Revenue

For the three months ended March 31, 2018 and 2017, we derived revenues of $268 and $Nil from our current operation respectively.

Cost of Sales and Gross Profit

For the three months ended March 31, 2018 and 2017, the cost of goods sold were $2,003 and $Nil respectively. The gross loss were $1,735 and $Nil for the three months ended March 31, 2018 and 2017 derived from our current operation.

General and administrative expense

Total general and administrative expenses for the three months ended March 31, 2018 were reversal of $83,213, while the general and administrative expenses for the three months ended March 31, 2017 were $41,139. The changes represented a decrease of 102.27%, was mainly due to the warrants expenses reversal of $137,512 in the three months period ended March 31, 2018.

Interest expenses

In the three months ended March 31, 2018 and 2017, the interest expenses were $Nil and $Nil respectively.

Income Tax

During the three months ended March 31, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net income of $82,490 for the three months ended March 31, 2018, compared to a net loss of $34,805 for the same period in 2017. The net loss was derived after attribution of $1,004 loss to non-controlling interest for the three months ended March 31, 2018, compared to attribution of $6,334 to non-controlling interest for the same period in 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,669,254 as of March 31, 2018 ($2,715,744 as of Dec 31, 2017), generated a net profit of $82,490 for the three months period ended March 31, 2018 (net loss of $34,805 for comparable period ended March 31, 2017). As of March 31, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $711,816 ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Working capital

At March 31, 2018, the Company had negative working capital of ($711,816) with current assets of $320,690 and current liabilities of $1,032,506. The current assets consisted cash and cash equivalents of $21,547, other receivables of $4,271, and amount due from NSML of $294,872. The current liabilities of the Company at March 31, 2018 are composed of other payables of $150,802, warrants liabilities of $547,883, note payables of $75,000, and amount due to related parties of $258,821.

As at December 31, 2017, the Company had negative working capital of ($833,512) with current assets of $317,457 and current liabilities of $1,150,969. The current assets consisted cash and cash equivalents of $18,430, other receivables of $4,155, and amount due from NSML of $294,872. The current liabilities of the Company at December 31, 2017 are composed of other payables of $138,601, warrants liabilities of $685,395, note payables of $75,000, and amount due to related parties of $251,973.

Operating activities

Net cash used in operating activities during the three months period ended March 31, 2018, was $43,904, compared to net cash used in operation of $53,772 for the same period in 2017. This represents an usage decrease of $9,868.

During the three months period ended March 31, 2018, the cash used was mainly resulted of the net profit $82,490 with a non-cash-flow reversal of warrants expenses of $137,512.

Investing Activities

For the three months period ended March 31, 2018 and 2017, there being no cash flow in investing activities.

Financing Activities:

Net cash provided by financing activities was $47,848 for the three months period ended March 31, 2018, compared to net cash provided of $88,353 for the same period in 2017. This change was primarily comprised of proceed of $41,000 received from the issuance of common stock and an increase in amount due to related parties of $6,848 in the first quarter of 2018.

As of March 31, 2018, stockholder’s equity was negative $996,594 compared to a negative equity of $1,119,257 at December 31, 2017.

As of March 31, 2018, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the three months ended March 31, 2018 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibit Tags

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

Date: May 18, 2018

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer and

Chief Financial Officer