Form 10-Q
period 2018-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2018-08-20
CIK 1365357

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 15,  2018, the Registrant had 20,277,448 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$13,096	$18,430
Amount due from NSML – Non-controlling interest	6	294,872	294,872
Other receivables		4,070	4,155
Total current assets		312,038	317,457

Non-current assets:
Property, plant and equipment, net		489	606
TOTAL ASSETS		$312,527	$318,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$75,000	$75,000
Warrants liabilities	9	523,112	685,395
Amount due to related party	8	303,694	251,973
Other payables and accrued liabilities	7	174,660	138,601
Income tax payable		-	-
Total current liabilities		1,076,466	1,150,969
TOTAL LIABILITIES		$1,076,466	$1,150,969

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 19,252,448 shares issued and outstanding, at June 30, 2018 and December 31, 2017 respectively		2,028	1,925
Additional paid-in capital		1,671,847	1,630,950
Accumulated other comprehensive (loss) income		276	(388)
(Accumulated deficit)/ retained earnings		(2,722,974)	(2,751,744)
TOTAL STOCKHOLDERS’ EQUITY		(1,048,823)	(1,119,257)
Attributable to Non-Controlling Interest		284,884	286,351
Attributable to The Group		(763,939)	(832,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$312,527	$318,063

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Jun 30, 2018	Three Months Ended Jun 30, 2017	Six Months Ended Jun 30, 2018	Six Months Ended Jun 30,2017	Apr 15, 2011 (Inception) Through Jun 30, 2018
		$	$	$	$	$
Revenue

Net sales		13,813	-	14,081	-	19,434
Cost of sales		(6,653)	-	(8,656)	-	(11,521)

Gross profit		7,160	-	5,425	-	7,913
Administrative and other operating expenses		61,758	71,006	(21,455)	112,145	2,031,800

(Loss)/Income from operations		(54,598)	(71,006)	26,880	(112,145)	(2,023,887)
Other non-operating income		414	-	422	-	3,901
Interest expenses		-	-	-	-	(214)

(Loss)/Income before income taxes		(54,184)	(71,006)	27,302	(112,145))	(2,020,200)
Income taxes	5	-	-	-	-	-
Net (Loss)/Income		(54,184)	(71,006)	27,302	(112,145)	(2,020,200

Non-controlling interest		464	8,540	1,468	14,874	35,630
Net Income (Loss) attributable to the Company		(53,720)	(62,466)	28,770	(97,271)	(1,984,570)

Comprehensive income statement:
Net income /(loss)		(53,720)	(62,466)	28,770	(97,271)	(1,984,570)
Foreign currency translation adjustment		1,491	-	664	-	276
Comprehensive Income /(Loss)		(52,229)	(62,466)	29,434	(97,271)	(1,984,294)

Basic and diluted earnings / (loss) per share of common stock	4	(0.26) cents	(4.23) cents	0.14 cents	(6.59) cents	(84.98) cents

Weighted average number of common stock outstanding	4
- Basic and diluted *		20,277,448	1,476,448	20,277,448	1,476,448	2,335,209

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

						Accumulated
	Common stock		Additional		Other	deficit during the	Total
	Shares	Amount	paid-in		Comprehensive	development	stockholders'
	Outstanding*		capital		Income	stage	equity/(deficit)

Balance, Jan 1, 2017	1,476,448	$148	$1,473,060	$	---	$(1,827,188)	$(353,980)

Issuance of common stock	17,776,000	1,777	157,890		---	---	159,667
Exchange reserve	---	---	---		(388)	---	(388)
Net (loss) profit	---	---	---		---	(924,556)	(924,556)

Balance, Dec 31, 2017	19,252,448	$1,925	$1,630,950		$(388)	$(2,751,744)	$(1,119,257)

Jan 1, 2018	19,252,448	$1,925	$1,630,950		$(388)	$(2,751,744)	$(1,119,257)

Issuance of common stock	1,025,000	103	40,897		---	---	41,000
Exchange reserve	---	---	---		664	---	664
Net (loss) profit	---	---	---		---	28,770	28,770

Balance, June 30, 2018	20,277,448	$2,028	$1,671,847		$276	$(2,722,974)	$(1,048,823)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Apr 15, 2011 (inception) Through
	2018	2017	Jun 30, 2018
Cash flows used in operating activities:
Net (loss) income	$28,770	$(97,271)	$(1,984,570)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	117	-	117
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(1,468)	(14,874)	(35,630)
Warrant liabilities	(162,283)	-	523,112
Changes in assets and liabilities:
Prepayment	-	-	-
Other receivables	85	-	(4,070)
Other payables and accrued liabilities	36,059	5,995	256,660
Notes payable	-	-	75,000
Net cash provided by (used for) operating activities	(98,720)	(106,150)	(1,093,576)
Cash flows used for investing activities:
Disposal of subsidiary	-	-	22,942
Purchase of Property, Plant and Equipment			(606)
Net cash used for investing activities	-	-	22,336
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	41,000	-	836,724
Amount due from NSML	-	25,641	25,641
Amounts due to / from related parties	51,721	75,295	221,694
Net cash provided by (used for) financing activities	92,721	100,936	1,084,059

Net increase (decrease) in cash	(5,999)	(5,214)	12,819
Effect of foreign currency translation	665	-	277
Cash – beginning of period	18,430	58,174	-
Cash – end of period	$13,096	$52,960	$13,096
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

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

SAL is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to June 30, 2018.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

The financial statements at June 30, 2018, at Dec 31, 2017, and for the period from April 15, 2011 (date of inception), to June 30, 2018, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $2,722,974 as of June 30, 2018 ($2,751,744 as of Dec 31, 2017), generated a net income of $28,770 for the six months period ended June 30, 2018 (a net loss of $97,271 for comparable period ended June 30, 2017). As of June 30, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $764,428 ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the three months period ended June 30, 2018 and 2017 respectively.

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended June 30, 2018 and 2017 were $Nil and $Nil respectively, and for the six months ended June 30, 2018 and 2017 were also $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months period ended June 30, 2018.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States Dollars (“US$”). The functional currencies of the Company’s subsidiary operating business unit based in Hong Kong and PRC are the Hong Kong Dollar (“HK$”) and Chinese Renminbi (“RMB”) respectively. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (continued)

Below is a table with foreign exchange rates used for translation:

For the three months ended, (Average Rate)	June 30, 2018		June 30, 2017
Chinese Renminbi (RMB)	RMB	6.36924	RMB	6.86135
United States dollar ($)		$1.00000		$1.00000

For the six months ended, (Average Rate)	June 30, 2018		June 30, 2017
Chinese Renminbi (RMB)	RMB	6.33117	RMB	6.87523
United States dollar ($)		$1.00000		$1.00000

As of (Closing Rate)	June 30, 2018		Dec 31, 2017
Chinese Renminbi (RMB)	RMB	6. 59173	RMB	6.62061
United States dollar ($)		$1.00000		$1.00000

For the three months, six months and year ended, (Average Rate) and as of (Closing Rate)	June 30, 2018		Dec 31, 2017
Hong Kong (HKD)	HKD	7.80000	HKD	7.80000
United States dollar ($)		$1.00000		$1.00000

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

During the six months ended June 30, 2018 and 2017, the Group did not record any stock-based compensation expense respectively.

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

The calculation of diluted weighted average common shares outstanding for three and six months ended June 30, 2018 and 2017 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and diluted earnings per share (continued)

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income attributable to the Company	28,770	(97,271)
Denominator:
Basic weighted average shares	20,277,448	1,476,448
Effect of dilutive securities	-	-
Diluted weighted average shares	20,277,448	1,476,448
Basic earnings per share:	0.14 cents	(6.59) cents
Diluted earnings per share:	0.14 cents	(6.59) cents

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

•

Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the three and six months periods ended June 30, 2018 and  2017.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three and six months periods ended June 30, 2018 and 2017. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods.

One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the three and six months periods ended June 30, 2018 and 2017. Provision for PRC Income Tax has not been made for the periods presented as the subsidiary has no assessable profits during the periods because of the tax loss carried forward from the previous periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the three and six months periods ended June 30, 2018 and 2017, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong, SAR and PRC. The Company did not file the U.S. federal income tax returns.  The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. No Hong Kong Corporations Profits Tax Return filings are subject to Hong Kong Inland Revenue Department examination.

NOTE 6. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings owned by NSML, amount of $294,872 (HKD2,300,000) was not yet paid up as at June 30, 2018.

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of  the following:

	June 30, 2018	December 31, 2017

Accrued expenses	$172,233	$120,054
Other payables	2,427	18,547

	$174,660	$138,601

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	June 30, 2018	December 31, 2017

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(52,973)	(3,742)
Wei Zhu	(232,179)	(232,179)
Hunan Longitudinal Uned Information Technology Co., Ltd.	(16,163)	(15,148)
Hunan Zhang Zhong Wan Fu Company Limited	(1,755)	(904)
	(624)	-

	$(303,694)	$(251,973)

As at June 30, 2018 and December 31, 2017, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. WARRANTS LIABILITIES

	Warrants Liabilities			Total
Issuance of warrants at	12/12/2017	1/31/2018	3/23/2018
Number of warrants	2,022,500	475,000	550,000	3,047,500

Balance at January 1, 2017	$-	$-	$-	$-
Warrants expenses for the period	-	-	-	-
		-
Balance at June 30, 2017	$-	$-	$-	$-

Balance at January 1, 2018	$685,395	-	-	685,395
Warrants expenses for the period	(338,230)	81,536	94,411	(162,283)

Balance at June 30, 2018	$347,165	$81,536	$94,411	$523,112

NOTE 10. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the three and six months ended June 30, 2018 and 2017, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended June 30, 2018 and the year ended December 31, 2017	June 30, 2018	December 31, 2017
2018	$14,820	$28,657
2019 and thereafter	34,200	32,734

Total	$49,020	$61,391

Rental expense paid for the six months ended June 30, 2018 and 2017 were $14,820 and $9,077 respectively.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2018, and Dec 31, 2017:

Fair Value Measurements at reporting date using

	June 30, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	13,096	13,096	-	-

 Fair Value Measurements at reporting date using

	December 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	18,430	18,430	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, the Company had received advancement of $303,694 and $251,973 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

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

For the six months ended June 30, 2018 and 2017, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 15. SUBSEQUENT EVENTS

ZZLL Information Technology, Inc. (“the Company”) and its wholly owned subsidiary, Syndicore Asia Limited (“SAL”), a Hong Kong corporation entered into a Share Exchange Agreement (the “Agreement”) with Sleepaid Holding Co. (“Sleepaid”), an unrelated third party on March 6, 2018. Under the Agreement, in exchange for the newly issuance of 12,000,000 shares of the restricted common stock of the Company, SAL will acquire all the outstanding shareholdings of all three subsidiaries companies of Sleepaid, Yugosu Investment Limited, Guangzhou Sleepaid Household Supplies Co., Ltd and Guangzhou Yuewin Trading Co., Ltd. The Company and Sleepaid have valued the shares being issued by the Company at $0.10 per share. After the transaction, the Company will own all the assets and be responsible for all the liabilities of the three subsidiaries, and through SAL will operate the three subsidiaries being acquired by the Company. The transaction is pending for completion with the approval from the SEC.

The Company has evaluated all other subsequent events through August 19, 2018, the date these financial statements were issued, and determined that, except the issue described in above, there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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

Current Operating Results

In the three and six months ended June 30, 2018, we derived $13,813 and $14,081 revenues from our current business operations, respectively. For the comparative three and six months ended June 30, 2017, we derived no revenues from our business operations.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three and six months period ended June 30, 2018, and for the period from its inception on April 23, 2013 to June 30, 2018.

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

Z-Line has no revenues earned during the three and six months period ended June 30, 2018.

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

HSAL has incurred $13,813 revenue during the three months period ended June 30, 2018.

HSAL has incurred $14,081 revenue during the six months period ended June 30, 2018, and $19,434 from its incorporation to June 30, 2018.

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30, 2017	Three months Ended June 30, 2017
	$	$
Net sales	13,813	-
Cost of sales	(6,653)	-
Gross profit	7,160	-
General and administrative and other operating expenses	61,758	71,006

Income/(Loss) from operations	(54,598)	(71,006)
Other non-operating income	414	-
Interest expenses	-	-

Income/(Loss) before income taxes	(54,184	(71,006)
Income taxes	-	-

Net Loss	(54,184)	(71,006)
Non-controlling interest	464	8,540

Net Loss attributable to The Group	(53,720)	(62,466)

Revenue

In the three months ended June 30, 2018 and 2017, we derived revenues of $13,813 and $Nil from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2018 and 2017, the cost of goods sold were $6,653 and $Nil respectively. The gross profit were $7,160 and $Nil from our current operation.

General and administrative expense

Total operating expenses for the three months ended June 30, 2018 and 2017 were $61,758 and $71,006 respectively. Our operating expenses decreased 13.0% attributed mainly because of a reversal of warrant expenses of $24,771 in the three months period ended June 30, 2018 which overset increased effect of the expanded business activities for the business development and preparation procedures.

Interest expenses

During the three months ended June 30, 2018 and 2017, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended June 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $53,720 for the three months ended June 30, 2018, compared to the net loss of $62,466 for the same period in 2017. The net loss was derived after attribution of $464 loss to minority interest for the three months ended June 30, 2018, compared to attribution of $8,540 to minority interest for the same period in 2017.

Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30, 2018	Six months Ended June 30, 2017
	$	$
Net sales	14,081	-
Cost of sales	(8,656)	-
Gross profit	5,425	-
General and administrative and other operating expenses	(21,455)	112,145

Income/(Loss) from operations	26,880	(112,145)
Other non-operating income	422	-
Interest expenses	-	-

Income/(Loss) before income taxes	27,302	(112,145)
Income taxes	-	-

Net Profit (Loss)	27,302	(112,145)
Non-controlling interest	1,468	14,874

Net Profit (Loss) attributable to The Group	28,770	(97,271)

Revenue

In the six months ended June 30, 2018 and 2017, we derived revenues of $14,081 and $Nil from our current operation respectively.

Cost of Sales and Gross Profit

In the six months ended June 30, 2018 and 2017, the cost of goods sold were $8,656 and $Nil respectively. The gross profit were $5,425 and $Nil for the six months ended June 30, 2018 and 2017 derived from our current operation.

General and administrative expense

Total operating expenses for the six months ended June 30, 2018 and 2017 were -$21,455 and $112,145 respectively. Our operating expenses decreased 119.13% attributed mainly because of a reversal of warrant expenses of $162,283 in the six months period ended June 30, 2018 which overset increased effect of the expanded business activities for the business development and preparation procedures.

Interest expenses

During the six months ended June 30, 2018 and 2017, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the six months ended June 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Profit Attributable to the Group

The Company recorded a net profit of $28,770 for the six months ended June 30, 2018, compared to the net loss of $97,271 for the same period in 2017. The net profit was derived after attribution of $1,468 loss to minority interest for the six months ended June 30, 2018, compared to attribution of $14,874 to minority interest for the same period in 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,722,974 as of June 30, 2018 ($2,751,744 as of Dec 31, 2017), generated a net profit of $28,770 for the six months period ended June 30, 2018 (net loss of $97,271 for comparable period ended June 30, 2017). As of June 30, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $764,428 ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Working capital

As at June 30, 2018, the Company had negative working capital of ($764,428) with current assets of $312,038 and current liabilities of $1,076,466. The current assets consisted cash and cash equivalents of $13,096, other receivables of $4,070, and amount due from NSML of $294,872. The current liabilities of the Company at June 30, 2018 are composed of other payables of $174,660, warrant liabilities of $523,112, note payables of $75,000, and amount due to related parties of $303,694.

As at December 31, 2017, the Company had negative working capital of ($833,512) with current assets of $317,457 and current liabilities of $1,150,969. The current assets consisted cash and cash equivalents of $18,430, other receivables of $4,155, and amount due from NSML of $294,872. The current liabilities of the Company at December 31, 2017 are composed of other payables of $138,601, warrant liabilities of $685,395, note payables of $75,000, and amount due to related parties of $251,973.

Operating activities

Net cash used in operating activities during the six months period ended June 30, 2018, was $98,720, compared to net cash used by operation of $106,150 for the same period in 2017. This represents an usage decrease of $7,430.

During the six months period ended June 30, 2018, the cash used was mainly resulted of the net profit $28,770 adjusted against to non-cash reversal warrant expenses of -$162,283 and loss to non-controlling interest of -$1,468, with the cash provided by increased other payables of $36,059.

Investing Activities

For the six months period ended June 30, 2018 and 2017, there being no cash flow in investing activities.

Financing Activities:

Net cash provided by financing activities was $92,721 for the six month period ended June 30, 2018, compared to net cash provided of $100,936 for the same period in 2017. This change was primarily comprised of the increase in amount due to related parties of $51,721 and proceeds from the issuance of common stocks of $41,000 in the first half year of 2018.

As of June 30, 2018, stockholder’s equity was negative $1,048,823 compared to a negative equity of $1,119,257 at December 31, 2017.

As of June 30, 2018, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the six months ended June 30, 2018 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken.

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

ZZLL INFORMATION TECHNOLOGY INC.

Date: August 20, 2018

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer and

Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION

I, Sean Webster, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of ZZLL Information Technology, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date : August 20, 2018

     By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Sean Webster, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of ZZLL Information Technology, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date : August 20, 2018

     By :

/s/ Sean Webster

Sean Webster

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ZZLL Information Technology Inc. (the “Company”) for the period ended June 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge and belief:

(1)

the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 20, 2018

     By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer and

Chief Financial Officer