Form 10-Q
period 2018-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2018-11-19
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 19,  2018, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ZZLL Information Technology, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason.  This Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "ZZLL" or “Icon” refers to ZZLL Information Technology, Inc

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$25,390	$18,430
Amount due from related party	8	-	-
Amount due from NSML – Non-controlling interest	6	294,872	294,872
Other receivables		12,081	4,155
Total current assets		332,343	317,457

Non-current assets:
Property, plant and equipment, net		418	606
TOTAL ASSETS		$332,761	$318,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$75,000	$75,000
Warrants liabilities	9	559,605	685,395
Amount due to related party	8	320,655	251,973
Other payables and accrued liabilities	7	212,548	138,601
Income tax payable		-	-
Total current liabilities		1,167,808	1,150,969
TOTAL LIABILITIES		$1,167,808	$1,150,969

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 19,252,448 shares issued and outstanding, at September 30, 2018 and December 31, 2017 respectively		2,028	1,925
Additional paid-in capital		1,671,847	1,630,950
Accumulated other comprehensive (loss) income		565	(388)
(Accumulated deficit)/ retained earnings		(2,795,118)	(2,751,744)
TOTAL STOCKHOLDERS’ EQUITY		(1,120,678)	(1,119,257)
Attributable to Non-Controlling Interest		285,631	286,351
Attributable to The Group		(835,047)	(832,906)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$332,761	$318,063

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Sept 30, 2018	Three Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30,2017	Apr 15, 2011 (Inception) Through Sept 30, 2018
		$	$	$	$	$
Revenue

Net sales		28,206	1,728	42,287	1,728	47,640
Cost of sales		(13,081)	-	(21,737)	-	(24,602)

Gross profit		15,125	1,728	20,550	1,728	23,038
Administrative and other operating expenses		86,823	77,446	65,368	189,591	2,118,623

(Loss)/Income from operations		(71,698)	(75,718)	(44,818)	(187,863)	(2,095,585)
Other non-operating income		302	2,177	724	2,177	4,203
Interest expenses		-	-	-	-	(214)

(Loss)/Income before income taxes		(71,396)	(73,541)	(44,094)	(185,686)	(2,091,596)
Income taxes	5	-	-	-	-	-
Net (Loss)/Income		(71,396)	(73,541)	(44,094)	(185,686)	(2,091,596)

Non-controlling interest		(748)	6,569	720	21,443	34,882

Net Income (Loss) attributable to the Company		(72,144)	(66,972)	(43,374)	(164,243)	(2,056,714)

Comprehensive income statement:
Net Income /(Loss)		(72,144)	(66,972)	(43,374)	(164,243)	(2,056,714)
Foreign currency translation adjustment		289		953	-	565
Comprehensive Income /(Loss)		(71,855)	(66,972)	(42,421)	(164,243)	(2,056,149)

Basic and diluted earnings /(loss)	4	(0.36) cents	(4.53) cents	(0.22) cents	(11.12) cents	(69.94) cents
per share of common stock

Weighted average number of common stock	4
- Basic and diluted *		20,277,448	1,476,431	20,062,063	1,476,431	2,940,743

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

						Accumulated
	Common stock		Additional		Other	deficit during the	Total
	Shares	Amount	paid-in		Comprehensive	development	stockholders'
	Outstanding*		capital		Income	stage	equity/(deficit)

Balance, Jan 1, 2017	1,476,448	$148	$1,473,060	$	---	$(1,827,188)	$(353,980)

Issuance of common stock	17,776,000	1,777	157,890		---	---	159,667
Exchange reserve	---	---	---		(388)	---	(388)
Net (loss) profit	---	---	---		---	(924,556)	(924,556)

Balance, Dec 31, 2017	19,252,448	$1,925	$1,630,950		$(388)	$(2,751,744)	$(1,119,257)

Jan 1, 2018	19,252,448	$1,925	$1,630,950		$(388)	$(2,751,744)	$(1,119,257)

Issuance of common stock	1,025,000	103	40,897		---	---	41,000
Exchange reserve	---	---	---		953	---	953
Net (loss) profit	---	---	---		---	(43,374)	(43,374)

Balance, September 30, 2018	20,277,448	$2,028	$1,671,847		$565	$(2,795,118)	$(1,120,678)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended Sept 30,		Apr 15, 2011 (inception) Through
	2018	2017	Sept 30, 2018
Cash flows used in operating activities:
Net (loss) income	$(43,374)	$(164,243)	$(2,056,714)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	-	-
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Depreciation and Amortization	188		188
Stock based compensation	-	-	85,000
Non-controlling interest	(720)	(21,443)	(34,882)
Changes in assets and liabilities:
Prepayment	-	(5,711)	-
Other receivables	(7,926)	977	(12,081)
Warrant liabilities	(125,790)		559,605
Other payables and accrued liabilities	73,947	47,724	294,548
Notes payable	-	-	75,000
Net cash provided by (used for) operating activities	(103,675)	(142,696)	(1,098,531)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Purchase of office equipment	-	(647)	(606)
Net cash used for investing activities	-	(647)	22,336
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	41,000	-	836,724
Amount due from NSML	-	25,641	25,641
Amounts due to / from related parties	68,682	89,539	238,655
Net cash provided by (used for) financing activities	109,682	115,180	1,101,020

Net increase (decrease) in cash	6,007	(28,163)	24,825
Effect of foreign currency translation	953	(155)	565
Cash – beginning of period	18,430	58,174	-
Cash – end of period	$25,390	$29,856	$25,390
Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

ZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

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

SAL is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to September 30, 2018.

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

NOTE 3.GOING CONCERN

The financial statements at September 30, 2018, at Dec 31, 2017, and for the period from April 15, 2011 (date of inception), to September 30, 2018, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $2,795,118 as of September 30, 2018 ($2,751,744 as of Dec 31, 2017), generated a net loss attributable to the Company of $43,374 for the nine months period ended September 30, 2018 (a net loss attributable to the Company of $164,243 for comparable period ended September 30, 2017). As of September 30, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $835,465 ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the three months period ended September 30, 2018 and 2017 respectively.

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended September 30, 2018 and 2017 were $Nil and $Nil respectively, and for the nine months ended September 30, 2018 and 2017 were also $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months ended September 30, 2018.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Below is a table with foreign exchange rates used for translation:

For the three months ended, (Average Rate)	Sept 30, 2018		Sept 30, 2017
Chinese Renminbi (RMB)	RMB	6.76966	RMB	6.67150
United States dollar ($)		$1.00000		$1.00000

For the nine months ended, (Average Rate)	Sept 30, 2018		Sept 30, 2017
Chinese Renminbi (RMB)	RMB	6.76966	RMB	6.81629
United States dollar ($)		$1.00000		$1.00000

As of (Closing Rate)	Sept 30, 2018		Dec 31, 2017
Chinese Renminbi (RMB)	RMB	6.84992	RMB	6.50271
United States dollar ($)		$1.00000		$1.00000

For the three months, nine months and year ended, (Average Rate) and as of (Closing Rate)	Sept 30, 2018		Dec 31, 2017
Hong Kong (HKD)	HKD	7.80000	HKD	7.80000
United States dollar ($)		$1.00000		$1.00000

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

During the nine months ended September 30, 2018 and 2017, the Group did not record any stock-based compensation expense respectively

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

The calculation of diluted weighted average common shares outstanding for three and nine months ended September 30, 2018 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income	(43,374)	(164,243)
Denominator:
Basic weighted average shares	20,062,063	1,476,431
Effect of dilutive securities	-	-
Diluted weighted average shares	20,062,063	1,476,431
Basic earnings per share:	(0.22) cents	(11.12) cents
Diluted earnings per share:	(0.22) cents	(11.12) cents

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

1.

Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

2.

Disclosures of items reported as provisional amounts;

3.

Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

4.

The reason why the initial accounting is incomplete;

5.

The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

6.

The nature and amount of any measurement period adjustments recognized during the reporting period;

7.

The effect of measurement period adjustments on the effective tax rate; and

8.

When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

The FASB Issues ASU No. 2018-06 to Supersede Circular 202 for Depository and Lending Institutions. The FASB has issued Accounting Standards Update (ASU) No.2018-06,Codification Improvements to Topic 942, Financial Services—Depository and Lending. ASU 2018-06 removes outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202) in Subtopic 942-740, Financial Services—Depository and Lending—Income Taxes and should have no effect on reporting entities.

The amendments in ASU 2018-06 are effective immediately.

The FASB has issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.

The ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.

The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•

Amendments to Subtopic 220-10, Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•

Amendments to Subtopic 470-50, Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1.

When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2.

Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

Recently implemented standards (continued)

•

Amendments to Subtopic 718-740, Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•

Amendments to Subtopic 805-740, Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•

Amendments to Subtopic 815-10, Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•

Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

The amendments to paragraphs 820-10-35-18D through 35-18F and 820-10-35- 18H through 35-18L revise the current guidance to allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives in accordance with Topic 815 to use the portfolio exception to valuation. The amendments improve guidance by adding wording that explicitly states that a group of financial assets, financial liabilities, nonfinancial items accounted for as derivatives in accordance with Topic 815, or a combination of these items that otherwise meet the criteria to do so are permitted to apply the portfolio exception for measuring fair value of the group. This allows entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together.

•

Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

Recently implemented standards (continued)

Transition and Effective Date. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and will be effective upon issuance of ASU No. 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

In addition, there are some conforming amendments in ASU No. 2018-09 that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. For example, there are conforming amendments to Topic 820 and Subtopic 944-310, Financial Services—Insurance—Receivables, that are related to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which require application of the transition and effective date guidance in that ASU.

The FASB has issued Accounting Standards Update (ASU) No. 2018-10, Codification Improvements to Topic 842, Leases.

ASU No. 2018-10, among other things, amends Topic 842 as follows:

•

Issue 1: Residual Value Guarantees - Paragraph 460-10-60-32 in Topic 460, Guarantees - This paragraph incorrectly refers readers to the guidance in Topic 842 about sale-leaseback-sublease transactions, when, in fact, it should refer readers to the guidance about guarantees by a seller-lessee of the underlying asset’s residual value in a sale and leaseback transaction. The amendment corrects the cross-reference in paragraph 460-10-60-32.

•

Issue 2: Rate Implicit in the Lease - The amendment clarifies that a rate implicit in the lease of zero should be used when applying the definition of the term “rate implicit” in the lease results in a rate that is less than zero.

•

Issue 3: Lessee Reassessment of Lease Classification - The amendment consolidates the requirements about lease classification reassessments into one paragraph and better articulates that an entity should perform the lease classification reassessment on the basis of the facts and circumstances, and the modified terms and conditions, if applicable, as of the date the reassessment is required.

•

Issue 4: Lessor Reassessment of Lease Term and Purchase Option - The amendment clarifies that a lessor should account for the exercise by a lessee of an option to extend or terminate the lease or to purchase the underlying asset as a lease modification unless the exercise of that option by the lessee is consistent with the assumptions that the lessor made in accounting for the lease at the commencement date of the lease (or the most recent effective date of a modification that is not accounted for as a separate contract).

•

Issue 5: Variable Lease Payments That Depend on an Index or a Rate - The amendment clarifies that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency subject to the guidance in paragraph 842-10-35-4(b). Variable lease payments that depend on an index or a rate should be remeasured, using the index or rate at the remeasurement date, only when the lease payments are remeasured for another reason (that is, when one or more of the events described in paragraph 842-10-35- 4(a) or (c) occur or when a contingency unrelated to a change in a reference index or rate under paragraph 842-10-35-4(b) is resolved).

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Issue 6: Investment Tax Credits - There is an inconsistency in terminology used about the effect that investment tax credits have on the fair value of the underlying asset between the definition of the term rate implicit in the lease and the lease classification guidance in paragraph 842-10-55-8. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

•

Issue 7: Lease Term and Purchase Option - The description in paragraph 842-10-55- 24 about lessor-only termination options is inconsistent with the description in paragraph 842-10-55- 23 about the noncancellable period of a lease. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

Recently implemented standards

•

Issue 8: Transition Guidance for Amounts Previously Recognized in Business Combinations - The transition guidance for lessors in paragraph 842-10-65-1(h)(3) is unclear because it relates to leases classified as direct financing leases or sales-type leases under Topic 840, while the lead-in sentence to paragraph 842-10-65-1(h) provides transition guidance for leases classified as operating leases under Topic 840. The amendment clarifies that paragraph 842-10-65-1(h)(3) applies to lessors for leases classified as direct financing leases or sales-type leases under Topic 842, not Topic 840. In other words, paragraph 842- 10-65-1(h)(3) applies when an entity does not elect the package of practical expedients in paragraph 842-10-65-1(f), and, for a lessor, an operating lease acquired as part of a previous business combination is classified as a direct financing lease or a sales-type lease when applying the lease classification guidance in Topic 842. The amendment also cross-references to other transition guidance applicable to those changes in lease classification for lessors.

•

Issue 9: Certain Transition Adjustments - The amendments clarify whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period.

•

Issue 10: Transition Guidance for Leases Previously Classified as Capital Leases under Topic 840 - Paragraph 842-10-65-1(r) provides guidance to lessees for leases previously classified as capital leases under Topic 840 and classified as finance leases under Topic 842. Paragraph 842-10-65-1(r)(4) provides subsequent measurement guidance before the effective date when an entity initially applies Topic 842 retrospectively to each prior reporting period, but it refers readers to the subsequent measurement guidance in Topic 840 about operating leases. It should refer them to the subsequent measurement guidance applicable to capital leases. The amendment corrects that reference.

•

Issue 11: Transition Guidance for Modifications to Leases Previously Classified as Direct Financing or Sales-Type Leases under Topic 840 - Paragraph 842-10-65-1(x) provides transition guidance applicable to lessors for leases previously classified as direct financing leases or sales-type leases under Topic 840 and classified as direct financing leases or sales-type leases under Topic 842. For modifications to those leases beginning after the effective date, paragraph 842-10-65-1(x)(4) refers readers to other applicable guidance in Topic 842 to account for the modification, specifically paragraphs 842-10-25-16 through 25- 17, depending on how the lease is classified after the modification. Stakeholders noted that it should refer to how the lease is classified before the modification to be consistent with the guidance provided in paragraphs 842-10-25-16 through 25-17. The amendment corrects that inconsistency.

•

Issue 12: Transition Guidance for Sale and Leaseback Transactions - The amendments clarify that the transition guidance on sale and leaseback transactions in paragraph 842-10-65-1(aa) through (ee) applies to all sale and leaseback transactions that occur before the effective date and corrects the referencing issues noted.

•

Issue 13: Impairment of Net Investment in the Lease - Paragraph 842-30-35-3 provides guidance to lessors for determining the loss allowance of the net investment in the lease and describes the cash flows that should be considered when the lessor determines that loss allowance. Stakeholders questioned whether the guidance, as written, would accelerate and improperly measure the loss allowance because the cash flows associated with the unguaranteed residual asset appear to be excluded from the evaluation. The amendment clarifies the application of the guidance for determining the loss allowance of the net investment in the lease, including the cash flows to consider in that assessment.

•

Issue 14: Unguaranteed Residual Asset - The amendment clarifies that a lessor should not continue to accrete the unguaranteed residual asset to its estimated value over the remaining lease term to the extent that the lessor sells substantially all of the lease receivable associated with a direct financing lease or a sales-type lease, consistent with Topic 840.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Issue 15: Effect of Initial Direct Costs on Rate Implicit in the Lease - The ordering of the illustration in Case C of Example 1 in paragraphs 842-30-55- 31 through 55-39 raised questions about how initial direct costs factor into determining the rate implicit in the lease for lease classification purposes for lessors only. The amendment more clearly aligns the illustration to the guidance in paragraph 842-10-25-4.

•

Issue 16: Failed Sale and Leaseback Transaction - The amendment clarifies that a seller lessee in a failed sale and leaseback transaction should adjust the interest rate on its financial liability as necessary to ensure that the interest on the financial liability does not exceed the total payments (rather than the principal payments) on the financial liability. This clarification is also reflected in the relevant illustration on failed sale and leaseback transactions that is contained in Subtopic 842-40.

Recently implemented standards (continued)

Effective Date

The amendments in ASU No. 2018-10 affect the amendments in ASU No. 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU No. 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.

FASB Issues Targeted Improvements to Lease Standard . The FASB has issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers.

“The targeted improvements in the ASU address areas our stakeholders identified as sources of unnecessary cost or complexity in the leases standard,” stated FASB Chairman Russell G. Golden. “They represent the FASB’s commitment to proactively address implementation issues raised by our stakeholders to ensure a successful transition to the new standard without compromising the quality of information provided to investors.”

ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

Transition: Comparative Reporting at Adoption

The amendments ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases.

An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

•

The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.

•

The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

Effective Date

The amendments in ASU 2018-11 related to separating components of a contract affect the amendments in ASU No. 2016-02, which are not yet effective but can be early adopted.

For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.

For entities that have adopted Topic 842 before the issuance of ASU 2018-11, the transition and effective date of the amendments related to separating components of a contract in this ASU are as follows:

•

The practical expedient may be elected either in the first reporting period following the issuance of this ASU or at the original effective date of Topic 842 for that entity.

•

The practical expedient may be applied either retrospectively or prospectively.

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

FASB Improves Guidance for Insurance Companies that Issue Long-Duration Contracts. The FASB has issued an Accounting Standards Update (ASU) that improves financial reporting for insurance companies that issue long-duration contracts, such as life insurance, disability income, long-term care, and annuities.

To improve this area of financial reporting, the new ASU:

•

Requires updated assumptions for liability measurement.  Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed, and, if there is a change, updated, at least annually, with the effect recorded in net income;

•

Standardizes the liability discount rate. The liability discount rate will be a standardized, market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

•

Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

•

Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

•

Requires enhanced disclosures. They include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

For calendar-year public companies, the changes will be effective in 2021. For all other calendar-year companies, the changes will be effective in 2022. Early adoption is permitted.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB has issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.

ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals

The following disclosure requirements were removed from Topic 820:

•

The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

•

The policy for timing of transfers between levels;

•

The valuation processes for Level 3 fair value measurements; and

•

For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

•

In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

•

For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

•

The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

•

The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

•

The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

Effective Date

The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.

The FASB has issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans.

The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted

•

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

•

The amount and timing of plan assets expected to be returned to the employer.

•

The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

•

Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets.

•

For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added

•

The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

•

An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•

The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

•

The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

Effective Date

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

•

Those incurred in a hosting arrangement that is a service contract, and

•

Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

For calendar-year public companies, the changes will be effective for annual periods, including interim periods within those annual periods, in 2020. For all other calendar-year companies and organizations, the changes will be effective for annual periods in 2021, and interim periods in 2022.

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently implemented standards (continued)

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard.

A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard.

The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.

For public companies, the amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

NOTE 4. INCOME TAXES

The Company and its subsidiaries file separate income tax returns

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate any taxable income in the United States for the three and nine months periods ended September 30, 2018 and 2017.

Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three and nine months periods ended September 30, 2018 and 2017. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods.

One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the three and nine months periods ended September 30, 2018 and 2017. Provision for PRC Income Tax has not been made for the periods presented as the subsidiary has no assessable profits during the periods because of the tax loss carried forward from the previous periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the three and nine months periods ended September 30, 2018 and 2017, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML.  For the 45% shareholdings owned by NSML, amount of $294,872 (HKD2,300,000) was not yet paid up as at September 30, 2018.

NOTE 6 .OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	September 30, 2018	December 31, 2017

Accrued expenses	$195,061	$120,054
Other payables	17,487	18,547

	$212,548	$138,601

NOTE 7. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from/to related parties are as follows:

	September 30, 2018	December 31, 2017

Amount due from related parties	$-	$-

Amount due to related parties:
Sean Webster	(64,511)	(3,742)
Wei Zhu	(232,179)	(232,179)
Hunan Longitudinal Uned Information Technology Co., Ltd.	(21,810)	(15,148)
Hunan Zhang Zhong Wan Fu Company Limited	(2,176)	-
Zhong Wang Wang Luo, Ltd.	21	(904)

	$(320,655)	$(251,973)

As at September 30, 2018 and December 31, 2017, the amount due from/to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. WARRANTS LIABILITIES

	Warrants Liabilities			Total
Issuance of warrants at	12/12/2017	1/31/2018	3/23/2018
Number of warrants	2,022,500	475,000	550,000	3,047,500

Balance at January 1, 2017	$-	$-	$-	$-
Warrants expenses for the period	-	-	-	-
		-
Balance at June 30, 2017	$-	$-	$-	$-

Balance at January 1, 2018	$685,395	-	-	685,395
Warrants expenses for the period	(314,010)	87,224	100,996	(125,790)

Balance at September 30, 2018	$371,385	$87,224	$100,996	$559,605

NOTE 9. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the nine months ended September 30, 2018 and 2017, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended September 30, 2018 and year ended December 31, 2017,	September 30, 2018	December 31, 2017
2018	7,131	28,657
2019 and thereafter	32,526	32,734

Total	$39,657	$61,391

Rental expense paid for the nine months ended September 30, 2018 and 2017 were $21,389 and $17,152 respectively.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE MEASUREMENTS (con't)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2018, and Dec 31, 2017:

Fair Value Measurements at reporting date using

	September 30, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	25,390	25,390	-	-

Fair Value Measurements at reporting date using

	December 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	18,430	18,430	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

As of September 30, 2018 and December 31, 2017, the Company had received advancement of $320,655 and $251,973 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

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

For the nine months ended September 30, 2018 and 2017, the Company is regarded as a single operating segment in the developing stage within E-Commerce and related business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 14. SUBSEQUENT EVENTS

ZZLL Information Technology, Inc. (“the Company”) and its wholly owned subsidiary, Syndicore Asia Limited (“SAL”), a Hong Kong corporation entered into a Share Exchange Agreement (the “Agreement”) with Sleepaid Holding Co. (“Sleepaid”), an unrelated third party on March 6, 2018. Under the Agreement, in exchange for the newly issuance of 12,000,000 shares of the restricted common stock of the Company, SAL will acquire all the outstanding shareholdings of all three subsidiaries companies of Sleepaid, Yugosu Investment Limited, Guangzhou Sleepaid Household Supplies Co., Ltd and Guangzhou Yuewin Trading Co., Ltd. The Company and Sleepaid have valued the shares being issued by the Company at $0.10 per share. This Agreement is terminated and discontinue with the mutual acceptance by the Company and Sleepaid at September 10, 2018.

The Company has evaluated all other subsequent events through November 19, 2018, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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

Current Operating Results

In the three and nine months ended September 30, 2018 (“2018 Q3” and “2018 Nine months period”), we derived $28,206 and $42,287 revenues from our current business operations, respectively.  For the comparative three and nine months ended September 30, 2017 (“Comparable Q3” and “Comparable period”), we derived $1,728 revenues.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, SAL has $20,512.82 revenues earned during the three and nine months period ended September 30, 2018, and for the period from its inception on April 23, 2013 to September 30, 2018.

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

Z-Line has no revenues earned during the three and nine months period ended September 30, 2018.

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

HSAL has incurred $7,692.84 revenue during the three months period ended September 30, 2018 ($1,728: Comparable Q3).

HSAL has $21,774.25 of revenues earned during the nine months period ended September 30, 2018 ($1,728: Comparable period), and from its incorporation to September 30, 2018.

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended September 30, 2018	Three months Ended September 30, 2017
	$	$
Net sales	28,206	1,728
Cost of sales	(13,081)	-
Gross profit	15,125	1,728
General and administrative and other operating expenses	86,823	77,446

(Loss)/Income from operations	(71,698)	(75,718)
Other non-operating income	302	2,177
Interest expenses	-	-

Income/(Loss) before income taxes	(71,396)	(73,541)
Income taxes	-	-

Net Loss	(71,396)	(73,541)
Non-controlling interest	(748)	6,569

Net Loss attributable to The Group	(72,144)	(66,972)

Revenue

In the three months ended September 30, 2018 and 2017, we derived revenues of $28,206 and $1,728 from our current operation, respectively.

Cost of Sales and Gross Profit

In the three months ended September 30, 2018 and 2017, the cost of goods sold were $13,081 and $Nil, respectively. The gross profit were $15,125 and $1,728 from our current operation, respectively.

General and administrative expense

Total operating expenses for the three months ended September 30, 2018 and 2017 were $86,823 and $77,446 respectively. Our operating expenses increased 12.1% attributed mainly because of an increase of warrant expenses of $36,493 in the three months period ended September 30, 2018.

Interest expenses

During the three months ended September 30, 2018 and 2017, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended September 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $72,144 for the three months ended September 30, 2018, compared to the net loss of $66,972 for the same period in 2017. The net loss was derived after attribution of $748 to non-controlling interest for the three months ended September 30, 2018, compared to attribution of $6,569 loss to non-controlling interest for the same period in 2017.

Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
	$	$
Net sales	42,287	1,728
Cost of sales	21,737	-
Gross profit	20,550	1,728
General and administrative and other operating expenses	65,368	189,591

Income/(Loss) from operations	(44,818)	(187,863)
Other non-operating income	724	2,177
Interest expenses	-

Income/(Loss) before income taxes	(44,094)	(185,686)
Income taxes	-	-

Net Loss	(44,094)	(185,686)
Non-controlling interest	720	21,443

Net Loss attributable to The Group	(43,374)	(164,243)

Revenue

In the nine months ended September 30, 2018 and 2017, we derived revenues of $42,287 and $1,728 from our current operation, respectively.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2018 and 2017, we derived cost of sales of $21,737 and $Nil, respectively, and had gross profit of $20,550 and $1,728 for the Comparable period derived from our current operation, respectively.

General and administrative expense

Total operating expenses for the nine months ended September 30, 2018 were $65,368, while the operating expenses for the nine months ended September 30, 2017 were $189,591. Our operating expenses decreased 65.52% attributed mainly because of a reversal of warrant expenses which overset increased effect of the expanded business activities for the business development and preparation procedures.

Interest expenses

During the nine months ended September 30, 2018 and 2017, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the nine months ended September 30, 2018 and 2017, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $43,374 for the nine months ended September 30, 2018, compared to the net loss of $164,243 for the Comparable period in 2017. The net loss was derived after attribution of $720 loss to non-controlling interest for the nine months ended September 30, 2018, compared to attribution of $21,443 loss to minority interest for the same period in 2017.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,795,118 as of September 30, 2018 ($2,751,744 as of Dec 31, 2017), generated a net loss of $43,374 for the nine months period ended September 30, 2018 ($164,243 for comparable period ended September 30, 2017). As of September 30, 2018, the Company has its current liabilities exceed its current assets resulting in negative working capital of $835,465, ($833,512 as of Dec 31, 2017). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Working capital

As at September 30, 2018, the Company had negative working capital of ($835,465) with current assets of $332,343 and current liabilities of $1,167,808. The current assets consisted cash and cash equivalents of $25,390, other receivables of $12,081, and amount due from NSML of $294,872. The current liabilities of the Company at September 30, 2018 are composed of other payables of $212,548, note payables of $75,000, warrants liabilities of $559,605 and amount due to related parties of $320,655.

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

Operating activities

Net cash used in operating activities during the nine months period ended September 30, 2018, was $103,675, compared to net cash used in operation of $142,696 for the same period in 2017. This represents a usage decrease of $39,021.

During the nine months period ended September 30, 2018, the cash used was mainly resulted of the net loss $43,374, attribution to non-controlling interest $720 and offset by increased other payables of $73,947.

Investing Activities

Net cash used for investing activities during the nine months period ended September 30, 2018, was $Nil, compared to $647 cash flow in investing activities in the comparable nine months period ended September 30, 2017.

Financing Activities:

Net cash provided by financing activities was $109,682 for the nine month period ended September 30, 2018, compared to net cash provided of $115,180 for the same period in 2017. This change was primarily comprised of the proceed from issuance of common shares of $41,000 and amount due from NSML (non-controlling interest shareholder) of $Nil in the first nine months of 2018.

As of September 30, 2018, stockholder’s equity was negative $1,120,678 compared to a negative equity of $1,119,257 at December 31, 2017.

As of September 30, 2018, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2018, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the nine months ended September 30, 2018 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures.  Therefore, no corrective actions were taken.

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

ZZLL INFORMATION TECHNOLOGY INC.

Date: November 19,  2018

By : /s/ Sean Webster

Sean Webster

Chief Executive Officer and Chief Financial Officer