Form 10-K
period 2018-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-04-16
CIK 1365357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes [ ] No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2018 was approximately $730,606 based upon the closing price of $0.195 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

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

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2018 was 20,277,448.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

Table of Contents

Form 10-K Index

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

Item 1. Business

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to December 31, 2018.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014 the Company formed Green Standard Technologies, Inc. (“GSTE”) as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business was to be carried on by this subsidiary.

During the year ended December 31, 2017 and 2018, GSTE was inactive, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board had decided to eliminate all costs in connection with GSTE, agreed not to continue GSTE and closed down with immediate effect.

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

Hua Wen Mall will also cooperate with ZZLL’s existing Hong Kong platform, Z-Line Mall (ww.zzll.win) to share members, customers and products.

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

And according to Zenith’s Mobile Advertising Forecasts 2017: The country with the highest number of smartphone users will be China, with 1.3 billion users, followed by India, with 530 million users. The US will be third, with 229 million users. Chinese consumers moved more of their shopping online in 2017, sending e-retail sales past $1 trillion for the first time in the world’s leading e-commerce market.

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

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2018, was $0.200

	High		Low
Fiscal Year ended December 31, 2018:
Quarter ended December 31, 2018	$0.200		$0.200
Quarter ended September 30, 2018	$0.200		$0.200
Quarter ended June 30, 2018	$0.195		$0.195
Quarter ended March 31, 2018	$0.200		$0.200

Fiscal Year ended December 31, 2017:
Quarter ended December 31, 2017	$0.377		$0.377
Quarter ended September 30, 2017	$1.000	**	$1.000	**
Quarter ended June 30, 2017	$20.005	**	$20.005	**
Quarter ended March 31, 2017	$33.000	**	$30.000	**

Fiscal Year ended December 31, 2016:
Quarter ended December 31, 2016	$56.275	**	$50.500	**
Quarter ended September 30, 2016	$22.500	**	$22.500	**
Quarter ended June 30, 2016	$10.000	**	$10.000	**
Quarter ended March 31, 2016	$4.5000	**	$4.5000	**

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

**All share prices have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split which was effective on Oct 5, 2017.

Our transfer agent and registrar for our common stock is Madison Stock Transfer Inc. Their address is PO Box 145, Brooklyn, New York, USA 11229-0145. Their telephone number is (718) 627-4453. Their fax number is (718) 627-6341.

(b) HOLDERS. As of December 31, 2018, we had approximately 88 shareholders of record who held 20,277,448 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2018, there are approximately 120 beneficial owners of our Common Stock, when these shareholders are considered.

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

Current Operating

In the twelve (12) months ended December 31, 2018, we derived revenues of $91,019 from our current business operations.

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

Syndicore Asia Limited has derived revenue of $47,436 during the period from its inception on April 23, 2013 to December 31, 2018.

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

Z-Line has no revenues earned during the period from its incorporation to December 31, 2018.

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

HSAL has earned revenues of $43,583 (RMB 293,035) for the year ended December 31, 2018 and $48,936 for the period from its incorporation to December 31, 2018.

Executive Summary

In the twelve (12) months ended December 31, 2018, we derived $91,019 in revenues from our current business operations.

•

Administrative and other operating expenses for the year ended December 31, 2018 decreased 81.4% to $178,034 compared to $958,022 for the year ended December 31, 2017.

•

Net Loss for the year ended December 31, 2018 improved by 87.1% to $122,454 compared to $952,186 for the year ended December 31, 2017.

Results of Operations for the Twelve Months Ended December 31, 2018, and 2017

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2018 and 2017 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2018	2017	Difference	Percentage Increase
Revenue	$91,019	$5,353	$85,666	1,600%
Cost of goods sold	34,808	2,865	31,943	1,115%

Gross profit	56,211	2,488	53,723	2,159%

General and administrative and other operating expenses	178,034	958,022	(779,988)	(81.4)%

Income (loss) from operations	(121,823)	(955,534)	833,711	87.3%
Other expenses (income)	(758)	(3,348)	(2,590)	(77.4)%
Interest expenses	-	-	-	-%
Income (loss) before income taxes	(121,065)	(952,186)	831,121	87.3%
Income taxes	1,389	-	1,389	100%

Net (loss) income	(122,454)	(952,186)	829,732	87.1%
Non-controlling interest	1,648	27,630	(25,982)	(94.0)%
Net (loss) income attribute to the Group	$(120,806)	$(924,556)	$803,750	86.9%

Comparison of the Years Ended December 31, 2018 and 2017

Revenues Composition and Sources of Revenue Growth

In the year ended December 31, 2018 (the “FY2018”) and 2017 (the “FY2017”), we derived revenues of $91,019 and $5,353 respectively, from our current business operations from Syndicore Asia Limited and HSAL.

We anticipate that we will continue to generate revenue from website business and operation.

Cost of Sale and Gross Profit

Cost of sales was $34,808 for the FY2018 and $2,865 for the FY2017 and gross profit was $56,211 for the FY2018 and $2,488 for the Comparable Year.

General and Administrative Expenses

General and administrative expenses for the FY2018 were $178,034 compared to $958,022 for the FY2017.  The change was mainly due to the changes in warrant expenses due to the issuance of 2,022,500 shares common stock with exercisable warrants in the FY2017.

Other Income

Other income consists of management service income, interest income and interest expenses.  Other income of $758 was earned in the FY2018, compared to $3,348 for the FY2017, and interest expenses of $Nil for the FY2018, compared to $Nil for the FY2017.

Income Taxes

There were income taxes of $1,389 and $Nil recorded or paid during the year ended December 31, 2018 and 2017, respectively.

Foreign Currency translation

The foreign currency translation was $1,192 for the year ended December 31, 2018 as compared to negative $388 for the year ended December 31, 2017.

Net (loss) Income

Our net loss attributable to the Group was $120,806 for the year ended December 31, 2018, as compared to a net loss of $924,556 for the year ended December 31, 2017.  There was an attribution of loss to non-controlling interest of $1,648 for the year ended December 31, 2018 as compared to $27,630 for the year ended December 31, 2017.

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

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net loss of $120,806 for the year ended December 31, 2018 and a net loss since inception on April 15, 2011 of $2,134,146. The net loss for 2018 and 2017 were generated as a result of paying all necessary administrative expenses. On December 31, 2018 we had cash on hand of $10,793. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2018. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Net Cash Provided by Operating Activities

Net cash used in operating activities was $119,360 for the year ended December 31, 2018 as compared to net cash used in operating activities of $293,537 for the year ended December 31, 2017. The decrease in cash used during the year ended December 31, 2018 was mainly due to the changes of cash used in other payables and accrued liabilities, and with no cash flow effect on warrant liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $Nil for the year ended December 31, 2018 as compared to net cash used in investing activities of $606 for the year ended December 31, 2017. The change was due to the purchase of equipment in the year 2017.

Net Cash Used for Financing Activities

For the year ended December 31, 2018 and 2017, there were no external financing activities except for the gross proceeds of $41,000 and $159,667 received from the issuance of 1,025,000 and 17,776,000shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company. The net cash generated by related party’s loan for the year ended December 31, 2018 and 2017 were $69,531 and $69,479, respectively. Furthermore, net cash generated by amount due from Network Service Management Limited (“NSML”) were $Nil and $25,641 for the year ended December 31, 2018 and 2017, respectively.

The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

Subsequent Events

There being no other material subsequent events for the period after the year ended date as at December 31, 2018 till the release of the report.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2018 and 2017.

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

None.

Item 9A. Controls and Procedures

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of December 31, 2018.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on that assessment, it was determined that our internal controls over financial reporting were not effective.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2018. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	46	President, Chief Executive Officer, Chief Financial Officer and Director
Wei Liang	37	Director (appointed on June 14, 2016)
Wei Zhu	41	Director (appointed on March 25, 2017)
Riggs Cheung	47	Director (appointed on March 25, 2017 and Resigned on Sept 28, 2018)

Mr. Sean Webster, 46- Mr. Sean Webster has been the President and Chief Executive Officer of ZZLL Information Technology, Inc. since March 25, 2008. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May, 1999 to October 2007 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a BA in Economics, and a minor in Management and Commerce.

Mr. Wei Liang, 37– Mr. Liang is an engineer and has over 15 years’ experience in e-Business system design, computer engineering, internet framework and system design, implementation and management, specifically in banking e-Business systems. Mr. Liang also has expertise in design and development of electronic platforms for education. Since April 2015, Mr. Liang has acted as Managing Director of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, from March 2013 to April 2015, Mr. Liang was the Managing Director of Hunan Ming Da Educational Technology Company Limited. Mr. Liang was the Principal of Lou Di City Electronic Technology Vocational College from 2011 to 2013. From 2004 to 2011, Mr. Liang was an Engineer with the Lou Di City Bureau of Education.  Mr. Liang earned a Bachelor degree in Computers from the University of Nanchang in 2008 and a Master degree in Computer Engineering from the University of Jilin in 2011.

Mr. Wei Zhu, 41– Since April 2015 Mr. Zhu was the president and co-founder of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, since 2008, Mr. Zhu and his partner started another company in home security industry, Hunan Zhongdun Security Intelligent & Technology Co., Ltd. and was positioned as General Manager. From 2006 to 2008, Mr. Zhu started his Hunan Shichuang Decoration Engineering Co., Ltd and had projects with Industrial and Commercial Bank of China, Agricultural Bank of China, Bank of China. Mr. Zhu earned an EMBA from Tsinghua University.

Mr. Riggs Cheung, 47 - Mr. Cheung was with SleepAid Holding Co. since December, 2014 and served as its CFO and director until November 2017. Since 2006, Mr. Riggs has also been the Marketing Director for America Asia Travel Center, in its New York Branch. Mr. Riggs attended City University of New York – Manhattan College and received an Associate’s Degree in Art in 1997.

Significant Employees

As of December 31, 2018, we have 8 full time employees.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2018, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2018, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2018, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Sean Webster (1)	2018	$-	$-	$-	$-	$-	$90,000	$90,000
Chief Executive Officer,	2017	$-	$-	$-	$-	$-	$50,000	$50,000
Chief Financial Officer and Director	2016	$-	$-	$-	$-	$-	$90,000	$90,000

Wei Liang (2)	2018	$-	$-	$-	$-	$-	$-	$-
Director	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
Wei Zhu (3)	2018	$-	$-	$-	$-	$-	$-	$-
Director	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-

Riggs Cheung (3)(4)	2018	$6,000	$-	$-	$-	$-	$-	$6,000
Director	2017	$9,000	$-	$-	$-	$-	$-	$9,000
	2016	$-	$-	$-	$-	$-	$-	$-

(1)Mr. Webster was appointed as CEO and Director on March 25, 2008

(2)Mr. Liang was appointed as Director on June 14, 2016

(3)Mr. Zhu and Mr. Cheung were appointed as Director on March 25, 2017

(4)Mr. Cheung resigned as Director on Sept 28, 2018

(5)No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

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

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2018: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,277,448 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2018. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Sean Webster (2) (3) Room 1307, 13/F., Wellborne Commercial Centre, 8 Java Road, North Point, Hong Kong	16,065,500	79.228%
Wei Liang (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	99,850	0.492%
Wei Zhu (3) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	97,900	0.483%
All Directors and Officers as a Group	16,263,250	80.203%

All Directors, Officers and 5% Shareholders as a Group (1)	16,263,250	80.203%

(1) Applicable percentage of ownership is based on 20,277,448 shares of Common Stock outstanding as of December 31, 2018, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company as of December 31, 2018.

(2) Executive Officer

(3) Director

(a)      Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2018, Sean Webster, an officer and director of the company controlled the largest percentage of shares of common stock.

(b)      Future Sales by Existing Shareholders

As of December 31, 2018 there are a total of 88 Stockholders of record holding 20,277,448 shares of our common stock. 16,065,500 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2018 and December 31, 2017, the Company had received advances of $69,531 and $69,479 from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

During the FY2018, the Company issued 1,025,000 of its shares on January 31 and March 23, 2018 in lieu of consideration of $41,000.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2018 and 2017.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$37,179	$34,615
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$37,179	$34,615

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by Centurion ZD CPA Limited includes audited fees for auditing our 2018 and 2017 annual financial statements and interim review.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2018 or 2017.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2018 or 2017.

(4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2018 or 2017.

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

Dated: April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer,

April 15, 2019

Sean Webster

Chief Financial Officer, and Director

(Principal Executive Officer, and

Principal Financial and Accounting

Officer)

/s/ Wei Liang

Chief Technical Officer and Director

April 15, 2019

Wei Liang

/s/ Wei Zhu

Director

April 15, 2019

Wei Zhu

ZZLL Information Technology Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2018 and December 31, 2017 and

For the Years Ended December 31, 2018 and 2017

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

Tel: (852) 2126 2388   Fax: (852) 2122 9078

Email: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of ZZLL Information Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZZLL Information Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Centurion ZD CPA Limited

We have served as the Company's auditor since 2015.

Hong Kong, SAR

April 15, 2019

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET As at December 31, 2018 and 2017 (Stated in US Dollars)
	Note	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents		$10,793	$18,430
Amount due from NSML--Non-controlling interest	5	294,872	294,872
Other receivables		4,474	4,155

Total current assets		$310,139	$317,457

Non-current assets:
Property, plant and equipment, net		366	606

TOTAL ASSETS		$310,505	$318,063

LIABILITIES
Current liabilities:
Note payable		75,000	75,000
Warrants liabilities	9	555,883	685,395
Other payables and accrued liabilities	7	269,897	138,601
Amount due to related party	8	321,504	251,973
Income tax payable	6	1,389	-

Total current liabilities		$1,223,673	$1,150,969

TOTAL LIABILITIES		$1,223,673	$1,150,969

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,277,448 and 19,252,448 * shares issued and outstanding, respectively		2,028	1,925
Additional paid in capital		1,671,847	1,630,950
Accumulated other comprehensive income /(loss)		804	(388)
(Accumulated deficit)/retained earnings		$(2,872,550)	$(2,751,744)

TOTAL STOCKHOLDERS’ EQUITY		(1,197,871)	(1,119,257)
Attributable to Non-controlling interest		284,703	286,351

Attributable to The Group		$(913,168)	$(832,906)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$310,505	$318,063

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS For the Year Ended December 31, 2018 and 2017 (Stated in US Dollars)
	Note	December 31, 2018	December 31, 2017	Apr. 15, 2011(inception) Through Dec. 31, 2018

Net revenue		$91,019	$5,353	$96,372
Cost of Sales		34,808	2,865	37,673

Gross profit		$56,211	$2,488	$58,699

Operating expenses
General and administrative expenses		178,034	958,022	2,231,289

(Loss)/income from operations		$(121,823)	$(955,534)	$(2,172,590)

Non-operating income (expense)
Interest expenses		-	-	(214)
Interest income		-	-	-
Other non-operating income		758	3,348	4,237

(Loss)/income before income taxes		$(121,065)	$(952,186)	$(2,168,567)

Income tax	6	1,389	-	1,389

Net (loss)/income		$(122,454)	$(952,186)	$(2,169,956)

Non-controlling interest		1,648	27,630	35,810
Net (loss)/income attributable to the Company		(120,806)	(924,556)	(2,134,146)

Foreign currency translation adjustment		1,192	(388)	804

Comprehensive loss		$(119,614)	$(924,944)	$(2,133,342)

Basic and diluted earnings per share of common stock *		(0.60 cents)	(18.35 cents)	(60.86 cents)

Weighted average number of common shares outstanding – basic and diluted *		20,116,352	5,040,092	3,506,739

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (Stated in US Dollars)

	Number of shares *	Amount *	Additional paid-in capital *	Accumulated other comprehensive income	Retained earnings /(accumulated losses)	Total

Balance, January 1, 2017	1,476,448	$148	$1,473,060	$-	$(1,827,188)	$(353,980)

Issue of common stock	17,776,000	1,777	157,890	-	-	159,667
Exchange reserve	-	-	-	(388)	-	(388)
Net loss	-	-	-	-	(924,556)	(924,556)

Balance, December 31, 2017	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Balance, January 1, 2018	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Issue of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	1,192	-	1,192
Net loss	-	-	-	-	(120,806)	(120,806)

Balance, December 31, 2018	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2018	For Year Ended Dec 31, 2017	April 15, 2011 (inception) Through Dec 31, 2018

Cash flows (used in)/provided by operating activities :
Net (loss)/income		$(120,806)	$(924,556)	$(2,134,146)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		240	-	240
Re-organization (reverse merger and spin-off)		-	-	(9,195)
Stock based compensation		-	-	85,000
Non-controlling interest		(1,648)	(27,630)	(35,810)

Changes in assets and liabilities:
Other receivables		(319)	(796)	(4,474)
Note payable		-	-	75,000
Warrant liabilities		(129,512)	685,395	555,883
Other payables and accrued liabilities		131,296	(25,950)	351,897
Income tax payable		1,389	-	1,389

Net cash flows (used in) operating activities		$(119,360)	$(293,537)	$(1,114,216)

Cash flows generated by investing activities :
Disposal of subsidiary OODI		-	-	22,942
Purchase of property, plant and equipment		-	(606)	(606)

Net cash flows generated by investing activities		$-	$(606)	$22,336

Cash flows generated by/(used in) financing activities :
Proceed from Issuance of common stock		41,000	159,667	836,724
Amount due to /from related parties		69,531	69,479	239,504
Amount due to /from NSML		-	25,641	25,641

Net cash flows generated by financing activities		$110,531	$254,787	$1,101,869

Net increase (decrease) in cash and cash equivalents		(8,829)	(39,356)	9,989

Effect of foreign currency translation		1,192	(388)	804
Cash and cash equivalents – beginning of year		18,430	58,174	-

Net cash flows generated by investing activities		$10,793	$18,430	$10,793

Supplementary disclosure of cash flow information:
Interest paid		-	-	-
Income taxes		-	-	-

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

SAL is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan.  Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet fully commenced.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014, the Company formed Green Standard Technologies, Inc. (“GSTE) as a wholly owned subsidiary incorporated under the law of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

Hua Wen Mall will also cooperate with ZZLL’s existing Hong Kong platform, Z-Line Mall (ww.zzll.win) to share members, customers and products.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 3. GOING CONCERN

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2018, the Company has accumulated deficits of $2,872,550, generated a net loss of $120,806 for the year ended December 31, 2018 and its current liabilities exceed its current assets resulting in negative working capital of $913,534. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2018 and 2017 respectively.

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

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the year ended December 31, 2018 and 2017 were $Nil and $Nil respectively.

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

	Year ended	Year ended
	Dec 31, 2018	Dec 31, 2017
Year ended HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

Year ended RMB : US$ exchange rate	6.85052	6.50271
Average yearly RMB : US$ exchange rate	6.72356	6.71025

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2018 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

For the Year ended December 31,	2018		2017

Numerator for basic and diluted earnings per share:	$		$
Net (loss)/income	(120,806)		(924,556)

Denominator:
Basic weighted average shares	20,116,352		5,040,092
Effect of dilutive securities	-		-

Diluted weighted average shares	20,116,352		5,040,092

Basic earnings per share:	(0.60 cents	)	(18.35 cents	)

Diluted earnings per share:	(0.60 cents	)	(18.35 cents	)

No dilution effect due to net loss for the years ended December 31, 2018 and 2017.

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

The ASU requires financial statement preparers to disclose:

•A description of the accounting policy for releasing income tax effects from AOCI;

•Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•Information about the other income tax effects that are reclassified.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

NOTE 5. AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at December 31, 2018.

NOTE 6. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary which was discontinued in cooperation, are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2018 and 2017. Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the twelve months ended December 31, 2018 and 2017. Provision for Hong Kong profits tax of $1,389 has been made for the year presented as there is one subsidiary has assessable profits during the year. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the twelve months ended December 31, 2018 and 2017. Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2018 and 2017, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	December 31, 2018	December 31, 2017

Profit /(Loss) before income tax	$20,301	$(62,920)
Temporary Difference	-	-
Permanent Difference	(2)	-
Taxable income (loss)	$20,299	$(62,920)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax expenses	$(3,349)	$10,382
Less: Valuation allowance	1,960	(10,382)

Income tax expenses	$1,389	$-

A reconciliation of the losses before income tax of $(20,455) and $(9,025) for the year ended December 31, 2018 and 2017, respectively, were attributed to operations in China, the income tax expenses consisted of the following:

	December 31, 2018	December 31, 2017

Loss before income tax	$(27,529)	$(12,195)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable (loss)/ income	$(27,529)	$(12,195)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$6,882	$3,049
Less: Valuation allowance	(6,882)	(3,049)

Income tax expenses	$-	$-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of  the following:

	December 31, 2018	December 31, 2017

Accrued expenses	$249,118	$120,054
Other payables	20,779	18,547

	$269,897	$138,601

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due to related parties are as follows:

	December 31, 2018	December 31, 2017

Amount due to related parties:
Sean Webster	60,665	3,742
Wei Zhu	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd.	25,883	15,148
Hunan Zhang Zhong Wan Fu Company Limited	2,777	904

	$321,504	$251,973

As at December 31, 2018 and 2017, the amount due to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

NOTE 9. WARRANTS LIABILITIES

	Warranty Liabilities	Total

Balance at January 1, 2017	$-	$-
Warrants expenses for the year	685,395	685,395
Balance at December 31, 2017	$685,395	$685,395

Warrants expenses (reversal) for the year	(129,512)	(129,512)

Balance at December 31, 2018	$555,883	$555,883

NOTE 10. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the year ended December 31, 2018 and 2017, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 11. PENSION PLANS

In 2018, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

In the year ended December 31, 2018 and 2017, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2018, no assets are allocated to pension. Total pension cost was $Nil during year ended December 31, 2018 (2017: $Nil).

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2018 and 2017:

Fair Value Measurements at reporting date using:
	December 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	10,793	10,793	-	-

Fair Value Measurements at reporting date using:
	December 31, 2017	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	18,430	18,430	-	-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June, 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next one year and thereafter as follows:

Year ending December 31,	2018	2017
2019	24,528	28,657
2020 and thereafter	8,160	32,734

Total	$32,688	$61,391

Rental expense paid for the year ended December 31, 2018 and 2017 were $28,632 and $24,316 respectively.

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2018 and December 31, 2017, the Company had received advancement of $321,504 and $251,973 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the period ended December 31, 2018, there is a related party transaction of $264 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through April 15, 2019, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

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

Exhibit 31.1

CERTIFICATION

I, Sean Webster, certify that:

1. I have reviewed this annual report on Form 10-K of ZZLL Information Technology Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 .Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: April 15, 2019	/s/ Sean Webster
Sean Webster
Chief Executive Officer