Form 10-K/A
period 2018-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-04-17
CIK 1365357

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

XBRL EXPLANATORY NOTE

The purpose of Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 was to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated: April 17, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer,

April 17, 2019

Sean Webster

Chief Financial Officer, and Director

(Principal Executive Officer, and

Principal Financial and Accounting

Officer)

/s/ Wei Liang

Chief Technical Officer and Director

April 17, 2019

Wei Liang

/s/ Wei Zhu

Director

April 17, 2019

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