Form 10-K/A
period 2018-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-05-03
CIK 1365357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) is being filed by ZZLL Information Technology Inc. (the “Company”) to amend its Annual Report on Form 10-K (the “Original 10-K”) for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019 (the “Original Filing”).

This Amendment No. 2 is being filed solely to make corrections on typo-mistake found in the Original 10-K about the name of the current independent registered public accounting firm as following:

On page 18 of the Original 10-K, Part III, Item 14 Principal Accounting Fees and Services, the first full paragraph and item (1) are hereby replaced in its entirety by the following paragraph:

 “The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) during the years ended December 31, 2018 and 2017.”

“(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) and Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) and Centurion ZD CPA Limited includes audited fees for auditing our 2018 and 2017 annual financial statements and interim review respectively.”

On page F-2 of the Original 10-K, the Report of Independent Registered Public Accounting Firm is replaced for the correction of the name concerned.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2 and 32.1 to this Amendment.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, the Amendment does not modify or update the financial results or disclosures in the Original Filing.

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

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) during the years ended December 31, 201 8 and 2017during the years ended December 31, 2018 and 2017.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$37,179	$34,615
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$37,179	$34,615

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) and Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) and Centurion ZD CPA Limited includes audited fees for auditing our 2018 and 2017 annual financial statements and interim review respectively.

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

32.1	Amended Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Amended Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Explanatory Note Statement by Management*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.**

* Filed herewith

** Previously Filed on FORM 10K/A- April 17, 2019

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

Dated: May 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Sean Webster

Chief Executive Officer,

May 3, 2019

Sean Webster

Chief Financial Officer, and Director

(Principal Executive Officer, and

Principal Financial and Accounting

Officer)

/s/ Wei Liang

Chief Technical Officer and Director

May 3, 2019

Wei Liang

/s/ Wei Zhu

Director

May 3 , 2019

Wei Zhu

ZZLL Information Technology Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2018 and December 31, 2017 and

For the Years Ended December 31, 2018 and 2017

With Report of Independent Registered Public Accounting Firm

Centurion ZD CPA & Co.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

(as successor to Centurion ZD CPA Limited)

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