Form 10-Q
period 2019-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-05-20
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 20,  2019, the Registrant had 20,277,448 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$45,508	$10,793
Amount due from NSML – Non-controlling interest	5	294,872	294,872
Other receivables		5,216	4,474
Prepaid expenses		6,066	-
Total current assets		351,662	310,139

Non-current assets:
Property, plant and equipment, net		322	366
TOTAL ASSETS		$351,984	$310,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		$-	$75,000
Warrants liabilities	9	414,293	555,883
Amount due to related party	8	397,103	321,504
Other payables and accrued liabilities	7	285,178	269,897
Income tax payable		1,389	1,389
Total current liabilities		1,097,963	1,223,673
TOTAL LIABILITIES		$1,097,963	$1,223,673

Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued and outstanding		$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, at March 31, 2019 and December 31, 2018 respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive (loss) income		(270)	804
(Accumulated deficit)/ retained earnings		(2,703,372)	(2,872,550)
TOTAL STOCKHOLDERS’ EQUITY		(1,029,767)	(1,197,871)
Attributable to Non-Controlling Interest		283,788	284,703
Attributable to The Group		(745,979)	(913,168)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$351,984	$310,505

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)		Apr. 15, 2011
	Notes	Three Months Ended March 31,		(Inception) Through
		2019	2018	Mar. 31, 2019

Net Revenue		$28,907)	$268	$125,279
Cost of sales		(18,781)	(2,003)	(56,454)

Gross profit /(loss)		10,126	(1,735)	68,825

Operating expenses
Selling, General and administrative expenses		69,379	54,299	2,438,180

(Loss) /Income from operations		(59,253)	(56,034)	(2,369,355)

Non-operating income /(expense):
Other income		227,516	137,520	369,265
Interest income		-	-	-
Interest expenses		-	-	(214)
Total non-operating income /(expense)		227,516	137,520	369,051

Income /(Loss) before income taxes		168,263	81,486	(2,000,304)
Income taxes	6	-	-	1,389
Net income /(loss)		168,263	81,486	(2,001,693)

Non-controlling interest		915	1,004	36,725
Net income /(loss) attributable to the Company		169,178	82,490	(1,964,968)

Comprehensive income statement:
Net income /(loss)		169,178	82,490	(1,964,968)
Foreign currency translation adjustment		(1,074)	(827)	(270)
Comprehensive Income /(Loss)		$168,104	$81,663	$(1,965,238)

Basic and diluted earnings /(loss) per share of common stock		0.83 cents	0.42 cents	(48.81 cents)
Weighted average number of common shares outstanding – basic and diluted		20,277,448	19,624,115	4,025,778

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)

				Accumulated	Accumulated
	Common stock		Additional	Other	deficit during	Total
	Shares	Amount	paid-in	Comprehensive	development	stockholders'
	Outstanding *		capital	Income	stage	equity/(deficit)

Balance, Jan 1, 2018	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Issuance of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	(837)	-	(837)
Net loss	-	-	-	-	82,490	82,490
Balance, Mar 31, 2018	20,277,448	$2,028	$1,671,847	$(1,215)	$(2,669,254)	$(996,594)

Balance, Jan 1, 2019	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Exchange reserve	-	-	-	(1,074)	-	(1,074)
Net loss	-	-	-	-	169,178	169,178
Balance, Mar 31, 2019	20,277,448	$2,028	$1,671,847	$(270)	$(2,703,372)	$(1,029,767)

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Apr 15, 2011 (inception) Through
	2019	2018	Mar 31, 2019
Cash flows used in operating activities:
Net (loss) /income	$169,178	$82,490	$(1,964,968)
Adjustments to reconcile net income /(loss) to net cash used in operating activities:
Depreciation and Amortization	44	37	284
Re-organization (reverse merger and spin-off)	-	-	(9,195)
Stock based compensation	-	-	85,000
Non-controlling interest	(915)	(1,004)	(36,725)
Warrant liabilities	(141,590)	(137,512)	414,293
Changes in assets and liabilities:
Prepayment	(6,066)	-	(6,066)
Other receivables	(742)	(116)	(5,216)
Other payables and accrued liabilities	15,281	12,201	367,178
Notes payable	(75,000)	-	-
Income tax payable	-	-	1,389
Net cash provided by (used for) operating activities	(39,810)	(43,904)	(1,154,026)
Cash flows used for investing activities:
Disposal of subsidiary OODI	-	-	22,942
Purchase of Property, Plant and Equipment	-	-	(606)
Net cash used for investing activities	-	-	22,336
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	-	41,000	836,724
Amount due from NSML	-	-	25,641
Amounts due to / from related parties	75,599	6,848	315,103
Net cash provided by (used for) financing activities	75,599	47,848	1,177,468

Net increase /(decrease) in cash	35,789	3,944	45,778
Effect of foreign currency translation	(1,074)	(827)	(270)
Cash – beginning of period	10,79	18,430	-
Cash – end of period	$45,508	$21,547	$45,508
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.- ORGANIZATION AND BASIS OF PRESENTATION

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.-DESCRIPTION OF BUSINESS

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.- DESCRIPTION OF BUSINESS (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.-DESCRIPTION OF BUSINESS (CONTINUED)

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

NOTE 3.-GOING CONCERN

The financial statements at March 31, 2019, at Dec 31, 2018, and for the period from April 15, 2011 (date of inception), to March 31, 2019, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred an accumulated deficits of $2,703,372 as of March 31, 2019 ($2,872,550 as of Dec 31, 2018), generated a net income of $169,178 for the three months period ended March 31, 2019 ($82,490 for comparable period ended March 31, 2018). As of March 31, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $746,301 ($913,534 as of Dec 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table depicts the identity of the subsidiary:

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the three months period ended March 31, 2019 and 2018 respectively.

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

Cost of sales

Cost of sales includes the cost of direct labor, merchandise, materials and installation charges on the service being provided.

Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were $7,161 and $7,783, respectively.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the three months ended March 31, 2019 and March 31, 2018 were $Nil and $Nil respectively.

Retirement Benefit Plans

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

The total amounts for such employee benefits which were expensed were $4,606 and $923 for the three months ended March 31, 2019 and 2018, respectively.

Product warranty

The company is the legal obligor for the warranties of the services provided to customers. Since our inception to present, we have not incurred any direct warranty expenses and accordingly, the accrual and associated expenses recognized in the financial statements has been recorded as zero.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months ended March 31, 2019.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.71719	RMB	6.72356	RMB	6.35819
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.68151	RMB	6.85052	RMB	6.28068
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate) and as of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	7.80000	HKD	7.80000	HKD	7.80000
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Share-Compensation (formerly, FASB Statement 123R), the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee is required to provide service in exchange for the award, which generally is the vesting period.

During the three months ended March 31, 2019 and March 31, 2018, the Group did not record any stock-based compensation expense respectively.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2019 and 2018 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Numerator for basic and diluted earnings per share:	$	$

Net Income	169,178	82,490
Denominator:
Basic weighted average shares	20,277,448	19,624,115
Effect of dilutive securities	-	-
Diluted weighted average shares	20,277,448	19,624,115
Basic earnings per share:	0.83 cents	0.42 cents
Diluted earnings per share:	0.83 cents	0.42 cents

No dilution effect due to negative stockholders’ equity for the periods ended March 31, 2019 and 2018.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

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

NOTE 5. - AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”).  Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong.  The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at March 31, 2019.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.- INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary, which was discontinued in cooperation, were incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the three months periods ended March 31, 2019 and March 31, 2018. Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months periods ended March 31, 2019 and 2018. Provision for Hong Kong profits tax has been made for the periods presented as the subsidiaries have no assessable profits during the periods. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the three months periods ended March 31, 2019 and March 31, 2018.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the three months periods ended March 31, 2019 and 2018, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	March 31, 2019	March 31, 2018

Profit /(Loss) before income tax	$(7,867)	$(6,387)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income (loss)	$(7,867)	$(6,387)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax expenses	$1,298	$1,054
Less: Valuation allowance	(1,298)	(1,054)

Income tax expenses	$-	$-

A reconciliation for the three months period ended March 31, 2019 and 2018, were attributed to operations in China, on the income tax expenses consisted of the following:

	March 31, 2019	March 31, 2018

Loss before income tax	$(16,776)	$(9,366)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable (loss)/ income	$(16,776)	$(9,366)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$4,194	$2,341
Less: Valuation allowance	(4,194)	(2,341)

Income tax expenses	$-	$-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.- OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of  the following:

	March 31, 2019	December 31, 2018

Accrued expenses	$239,250	$249,118
Other payables	45,928	20,779

	$285,178	$269,897

NOTE 8.- AMOUNT DUE FROM/TO RELATED PARTIES

Amount due to related parties are as follows:

	March 31, 2019	December 31, 2018

Amount due to related parties:
Sean Webster (a)	86,300	60,665
Wei Zhu (a)	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd (b)	57,369	25,883
Hunan Zhang Zhong Wan Fu Company Limited (c)	20,191	2,777
Zhang Wan Internet (c)	615	-
Hunan Zong Hui Information Technology Co., Ltd (c)	449	-

	$397,103	$321,504

As at March 31, 2019 and December 31, 2018, the amount due to related parties represent advances from shareholders of the Group and its related parties are interest free, unsecured and have no fixed repayment terms.

(a)

Major shareholder of the Company

(b)

With common shareholder

(c)

With common control

NOTE 9.- WARRANTS LIABILITIES

Warranty Liabilities

Balance at January 1, 2018	$685,395
Warrants expenses (reversal) for the year	(129,512)
Balance at December 31, 2018	$555,883

Warrants expenses (reversal) for the period	(141,590)

Balance at March 31, 2019	$414,293

NOTE 10.- STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the three months ended March 31, 2019 and 2018, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.- FAIR VALUE MEASUREMENTS

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2019, and Dec 31, 2018:

Fair Value Measurements at reporting date using:
	March 31, 2019	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	45,508	45,508	-	-

Fair Value Measurements at reporting date using:
	December 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	10,793	10,793	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.-COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended March 31, 2019 and the year ended December 31, 2018	March 31, 2019	December 31, 2018
2019	$17,379	$24,528
2020 and thereafter	8,166	8,160

Total	$25,545	$32,688

Rental expense paid for the three months ended March 31, 2019 and 2018 were $7,161 and $7,783 respectively.

NOTE 13.- RELATED PARTY TRANSACTIONS

As of March 31, 2019 and December 31, 2018, the Company had received advancement of $397,103 and $321,504 from the shareholders and its related parties for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the three months period ended March 31, 2019, there is a related party transaction of $28,907 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

During the three months period ended March 31, 2019, there is a related party transaction of $17,865 in the form of consultancy service expenses provided by Hunan Zhang Zhong Wan Fu Company Limited

During the year ended December 31, 2018, there is a related party transaction of $264 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

NOTE 14.- SEGMENT INFORMATION

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

For the three months ended March 31, 2019 and March 31, 2018, the Company is regarded as a single operating segment, being engaged in the operating of mattress and bedroom products retail outlets. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 15.- SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 20, 2019, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

NOTE 16.- COMPARATIVE FINANCIAL STATEMENTS

The classification of certain 2018 accounts has been changed to conform with the presentation used in 2019.

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

Current Operating Results

In the three months ended March 31, 2019 and 2018, we derived revenues of $28,907 and $268, respectively, from our current business operations.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet fully commenced. Accordingly, no revenues have been earned during the three months period ended March 31, 2019, and 2018, and $47,436 revenue earned for the period from its inception on April 23, 2013 to March 31, 2019.

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

Z-Line has no revenues earned during the three months period ended March 31, 2019, and 2018, and from its incorporation to March 31, 2019.

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

During the three months period ended March 31, 2019 and 2018, HSAL has earned revenue of $28,907 and $268, respectively.

HSAL has earned $77,843 revenue during the period from its incorporation to March 31, 2019.

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table sets forth a summary of our consolidated statements of operations for the periods indicated:

	Three months Ended March 31, 2019	Three months Ended March 31, 2018
	$	$
Revenue	28,907	268
Cost of goods sold	(18,781)	(2,003)
Gross profit	10,126	(1,735)
General and administrative and other operating expenses	69,379	54,299

Income/(Loss) from operations	(59,253)	(81,478)
Other non-operating income	227,516	137,520
Interest expenses	-	-

Income/(Loss) before income taxes	168,263	81,486
Income taxes	-	-

Net Loss	168,263	81,486
Non-controlling interest	915	1,004

Net Loss attributable to The Group	169,178	82,490

Revenue

For the three months period ended March 31, 2019 (“2019Q1”) and the three months period ended March 31, 2018 (“2018Q1”), we derived revenues of $28,907 and $268 from our current operation respectively.

Cost of Sales and Gross Profit

For the three months period ended March 31, 2019 and 2018, the cost of goods sold were $18,781 and $2,003 respectively. The gross profit was $10,126 in 2019Q1, compared to a gross loss of $1,735 in 2018Q1, derived from our current operation.

General and administrative and other operating expenses

Total general and administrative and other operating expenses for the three months period ended March 31, 2019 and 2018, were $69,379, and $54,299, respectively. The changes represented an increase of 27.77%.

Other non-operating income

The other non-operating income for the three months period ended March 31, 2019 and 2018, were $227,516, and $137,520, respectively. The changes represented an increase of 65.44%, was mainly due to the changes of warrants expenses reversal of $141,590, a discount on consultancy service fee of $10,058, and a liability write off for the notes payable of $75,000 in the 2019Q1, compared to the changes of warrant expenses reversal was $137,512 in the 2018Q1.

Interest expenses

In the three months period ended March 31, 2019 and 2018, the interest expenses were $Nil and $Nil respectively.

Income Tax

During the three months period ended March 31, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net income of $169,178 and $82,490, for the three months period ended March 31, 2019 and 2018, respectively. The net income was derived after attribution of $915 loss to non-controlling interest in 2019Q1, compared to attribution of $1,004 loss to non-controlling interest for the same period in 2018Q1.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,703,372 as of March 31, 2019 ($2,872,550 as of Dec 31, 2018), generated a net profit of $169,178 for the three months period ended March 31, 2019 (net profit of $82,490 for comparable period ended March 31, 2018). As of March 31, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $746,301 ($913,534 as of Dec 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Working capital

At March 31, 2019, the Company had negative working capital of ($746,301) with current assets of $351,662 and current liabilities of $1,097,963. The current assets consisted cash and cash equivalents of $45,508, other receivables of $5,216, prepaid expenses of $6,066 and amount due from NSML of $294,872. The current liabilities of the Company at March 31, 2019 are composed of other payables of $285,178, warrants liabilities of $414,293, income tax payable of $1,389, and amount due to related parties of $397,103.

As at December 31, 2018, the Company had negative working capital of ($913,534) with current assets of $310,505 and current liabilities of $1,223,673. The current assets consisted cash and cash equivalents of $10,793, other receivables of $4,474, and amount due from NSML of $294,872. The current liabilities of the Company at December 31, 2018 are composed of other payables of $269,897, warrants liabilities of $555,883, note payables of $75,000, income tax payable of $1,389, and amount due to related parties of $321,504.

Operating activities

Net cash used in operating activities during the three months period ended March 31, 2019, was $39,810, compared to net cash used in operation of $43,904 for the same period in 2018Q1. This represents an usage decrease of $4,094.

During the three months period ended March 31, 2019, the cash used was mainly resulted of the net profit $169,178 offset by a non cash-flow reversal of warrants expenses of $141,590, and a non cash-flow written down of notes payable of $75,000, and with the increase of other payables and accrued liabilities of $15,281.

Investing Activities

For the three months period ended March 31, 2019 and 2018, there being no cash flow in investing activities.

Financing Activities:

Net cash provided by financing activities was $75,599 for the three months period ended March 31, 2019, compared to net cash provided of $47,848 for the same period in 2018Q1. This change was primarily an increase in amount due to related parties of $75,599 in the first quarter of 2019.

As of March 31, 2019, stockholder’s equity was negative $1,029,767 compared to a negative equity of $1,197,871 at December 31, 2018.

As of March 31, 2019, the amounts due from or to related parties, represented advances from shareholders and its related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2019, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office and warehouse. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

Date: May 20,  2019

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer and

Chief Financial Officer