Form 10-Q/A
period 2019-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-05-21
CIK 1365357

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Amended Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Amended Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Amended Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL INTERACTIVE DATA TABLES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL INFORMATION TECHNOLOGY INC.

Date: May 21,  2019

By :

/s/ Sean Webster

Sean Webster

Chief Executive Officer and

Chief Financial Officer