Form 10-Q
period 2019-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-08-19
CIK 1365357

3

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes  ☒  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No ☒

As of August 15, 2019 , the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	4

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the Six Months Ended June 30, 2019 and the Year Ended December 31, 2018	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended, June 30, 2019 and 2018	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risks	38

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Default upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	40

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

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets:
Cash and cash equivalents		8,880	10,793
Amount due from NSML – Non-controlling interest	5	294,872	294,872
Amount due from a related party	8	2,198	-
Other receivables		8,430	4,474
Prepaid expenses		7,380	-
Total current assets		321,760	310,139

Non-current assets:
Property, plant and equipment, net		6,782	366
TOTAL ASSETS		328,542	310,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		-	75,000
Warrants liabilities	9	414,293	555,883
Amount due to related parties	8	365,539	321,504
Other payables and accrued liabilities	7	329,198	269,897
Income tax payable		2,619	1,389
Total current liabilities		1,111,649	1,223,673
TOTAL LIABILITIES		1,111,649	1,223,673

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, at June 30, 2019 and December 31, 2018 respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		893	804
(Accumulated deficit)		(2,741,295)	(2,872,550)
TOTAL STOCKHOLDERS’ EQUITY		(1,066,527)	(1,197,871)
Attributable to Non-Controlling Interest		283,420	284,703
Attributable to The Group		(783,107)	(913,168)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		328,542	310,505

See accompanying notes to unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Note	Three Months Ended Jun 30, 2019	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2019	Six Months Ended Jun 30, 2018	Apr 15, 2011 (Inception) Through Jun 30, 2019

		$	$	$	$	$

Net Revenue		41,268	13,813	69,729	14,081	166,547
Cost of sales		(18,036)	(6,653)	(36,527)	(8,656)	(74,490)

Gross profit		23,232	7,160	33,202	5,425	92,057

Operating expenses Selling, General and administrative expenses		61,783	61,758	130,736	(21,455)	2,499,963

(Loss)/Income from operations		(38,551)	(54,598)	(97,534)	26,880	(2,407,906)

Non-operating income		-	414	227,503	422	369,265
Interest Income		2	-	2	-	2
Interest expenses		-	-	-	-	(214)

Total non-operating income		2	414	227,505	422	369,053

(Loss)/Income before income taxes		(38,549)	(54,184)	129,971	27,302	(2,038,853)
Income taxes	6	-	-	-	-	1,389
Net (Loss)/Income		(38,549)	(54,184)	129,971	27,302	(2,040,242)

Non-controlling interest		369	464	1,284	1,468	37,094
Net (Loss) Income attributable to the Company		(38,180)	(53,720)	131,255	28,770	(2,003,148)

Comprehensive income statement:
Net income /(loss)		(38,180)	(53,720)	131,255	28,770	(2,003,148)
Foreign currency translation adjustment		1,967	1,491	89	664	893
Comprehensive Income /(Loss)		(36,213)	(52,229)	131,343	29,434	(2,002,255)

Basic and diluted earnings / (loss) per share of common stock	4	(0.17) cents	(0.26) cents	0.65 cents	0.14 cents	(49.74) cents

Weighted average number of common stock outstanding	4
- Basic and diluted *		20,277,448	20,277,448	20,277,448	20,277,448	4,025,778

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Unaudited)

					Accumulated
	Common stock		Additional	Other	deficit during the	Total
	Shares	Amount	paid-in	Comprehensive	development	stockholders'
	Outstanding*		capital	Income	stage	equity/(deficit)
		$	$	$	$	$

Jan 1, 2018	19,252,448	1,925	1,630,950	(388)	(2,751,744)	(1,119,257)

Issuance of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	664	-	664
Net (loss) profit	-	-	-	-	28,770	28,770

Balance, June 30, 2018	20,277,448	2,028	1,671,847	276	(2,722,974)	(1,048,823)

Balance, Jan 1, 2019	20,277,448	2,028	1,671,847	804	(2,872,550)	(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Exchange reserve	-	-	-	89	-	89
Net (loss) profit	-	-	-	-	131,255	131,255

Balance, June 30, 2019	20,277,448	2,028	1,671,847	893	(2,741,295)	(1,066,527)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,		(Unaudited) Apr 15, 2011 (inception) Through
	2019	2018	Jun 30, 2019
	$	$	$
Cash flows used in operating activities:
Net (loss) income	131,255	28,770	(2,003,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(2)	-	-
Depreciation and Amortization	435	117	675
Re-organization (reverse merger and spin-off)	-	-	(9,915)
Stock based compensation	-	-	85,000
Non-controlling interest	(1,284)	(1,468)	(37,094)
Warrant liabilities	(141,590)	(162,283)	414,293
Changes in assets and liabilities:
Prepayment	(7,380)	-	(7,380)
Other receivables	(3,956)	85	(8,430)
Other payables and accrued liabilities	59,301	36,059	406,829
Notes payable	(75,000)	-	-
Income tax payable	1,230	-	2,619
Net cash (used for) operating activities	(36,992)	(98,720)	(1,156,551)
Cash flows used for investing activities:
Interest received	2	-	2
Disposal of subsidiary	-	-	22,942
Purchase of Property, Plant and Equipment	(6,850)		(7,455)
Net cash (used for) investing activities	(6,847)	-	15,487
Cash flows provided by financing activities:
Proceed from Issuance of common stock	-	41,000	839,724
Amount due from NSML	-	-	25,641
Amounts due to / from related parties	41,837	51,721	285,710
Net cash provided by financing activities	41,837	92,721	1,151,075

Net (decrease) in cash	(2,002)	(5,999)	10,011
Effect of foreign currency translation	89	665	(1,131)
Cash – beginning of period	10,793	18,430	-
Cash – end of period	8,880	13,096	8,880
Supplemental disclosures of cash flow information:
Interest paid	-	-	-
Income taxes	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- DESCRIPTION OF BUSINESS

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

■

Digital ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

■

The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

■

China is estimated to reach 33% of the world’s total ad spending by 2017. (Infographic)

■

Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click though to the brand’s website (Econsultancy)

■

80% of internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association)

■

Video promotion is over 6 times more effective than print and online (b2bmarketing.net)

■

Dr. James McQuivey of Forrester Research says a minute of video is worth 1.8 million words

■

90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco)

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management believes that SAL’s customers will be willing to pay a “premium CPM” because:

■

The ability to sponsor exclusive, highly sought-after short form video content

■

Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

■

Premium positioning

■

Unprecedented transparency and near real-time performance metrics to evaluate their investment

■

Securing sponsorships with related enterprises

■

Stronger control over distribution to help target intended audience.

Syndicore Asia Limited – Video Syndication and E-Commerce Company – Continued

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014, the Company formed Green Standard Technologies, Inc. (“GSTE”) as a wholly owned subsidiary incorporated under the law of the state of Nevada. The Company’s second line of business is carried out by this subsidiary.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- GOING CONCERN

The financial statements at June 30, 2019, at December 31, 2018, and for the period from April 15, 2011 (date of inception), to June 30, 2019, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred an accumulated deficits of $2,741,295 as of June 30, 2019 ($2,872,550 as of December 31, 2018), generated a net income of $131,255 for the six months period ended June 30, 2019 (a net income of $28,770 for comparable period ended June 30, 2018). As of June 30, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $789,889 ($913,534 as of December 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements are presented in US Dollars and include the accounts of the Group and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated statement of operations from the effective date of acquisition or up to the effective date of disposal.

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

(1) Wholly owned subsidiary of ZZLL, discontinuous as at Dec 29, 2017

(2) Wholly owned subsidiary of ZZLL

(3) 55% owned subsidiary of Syndicore Asia Limited

(4) Wholly owned subsidiary of Syndicore Asia Limited

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of subsidiaries acquired or disposed of during the years are included in the consolidated statement of operations from the effective date of acquisition or up to the effective date of disposal.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount. The Group had experienced the bad debts of $nil and $nil during the six months period ended June 30, 2019 and 2018 respectively.

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

The Group also evaluates the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether the Group is the primary obligor in the arrangement (strong indicator); whether it has general inventory risk (before customer order is placed under or upon customer return)(strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that the Group performs as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost of sales

Cost of sales includes the cost of direct labor, merchandise, materials and installation charges on the service being provided.

Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were $10,175 and $14,820, respectively.

Selling expenses

Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the six months ended June 30, 2019 and June 30, 2018 were $Nil and $Nil respectively.

Retirement Benefit Plans

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation - Retirement Benefits. The total amounts for such employee benefits which were expensed were $10,320 and $5,489 for the six months ended June 30, 2019 and 2018, respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the six months period ended June 30, 2019. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency translation (continued)

Below is a table with foreign exchange rates used for translation:

For the three months ended (Average Rate)	June 30, 2019	June 30, 2018
Chinese Renminbi (RMB)	RMB6.82250	RMB6.36924
United States dollar ($)	$1.00000	$1.00000

For the six months ended (Average Rate)	June 30, 2019	June 30, 2018
Chinese Renminbi (RMB)	RMB6.78600	RMB6.33117
United States dollar ($)	$1.00000	$1.00000

As of (Closing Rate)	June 30, 2019	December 31, 2018
Chinese Renminbi (RMB)	RMB6.86670	RMB6.85052
United States dollar ($)	$1.00000	$1.00000

For the three months and six months ended (Average Rate) and as of (Closing Rate)	June 30, 2019	December 31, 2018
Hong Kong (HKD)	HKD7.80000	HKD7.80000
United States dollar ($)	$1.00000	$1.00000

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

During the six months ended June 30, 2019 and 2018, the Group did not record any stock-based compensation expense respectively.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The calculation of diluted weighted average common shares outstanding for three and six months ended June 30, 2019 and 2018 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net (Loss)/Income attributable to the Company	131,255	28,770
Denominator:
Basic weighted average shares	20,277,448	20,277,448
Effect of dilutive securities	-	-
Diluted weighted average shares	20,277,448	20,277,448
Basic earnings per share:	0.65 cents	0.14 cents
Diluted earnings per share:	0.65 cents	0.14 cents

No dilution effect due to negative stockholders’ equity for the periods ended June 30, 2019 and 2018.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

■

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

■

A description of the accounting policy for releasing income tax effects from AOCI;

■

Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

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

■

Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

■

Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

■

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

■

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

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

■

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

■

Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

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

■

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

■

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

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements (continued)

■

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

■

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

■

Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

■

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

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2018-10, Codification Improvements to Topic 842, Leases.

ASU No. 2018-10, among other things, amends Topic 842 as follows:

■

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

■

Issue 2: Rate Implicit in the Lease - The amendment clarifies that a rate implicit in the lease of zero should be used when applying the definition of the term “rate implicit” in the lease results in a rate that is less than zero.

■

Issue 3: Lessee Reassessment of Lease Classification - The amendment consolidates the requirements about lease classification reassessments into one paragraph and better articulates that an entity should perform the lease classification reassessment on the basis of the facts and circumstances, and the modified terms and conditions, if applicable, as of the date the reassessment is required.

■

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

■

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

■

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

■

Issue 7: Lease Term and Purchase Option - The description in paragraph 842-10-55- 24 about lessor-only termination options is inconsistent with the description in paragraph 842-10-55- 23 about the noncancellable period of a lease. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

■

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

■

Issue 9: Certain Transition Adjustments - The amendments clarify whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements (continued)

■

Issue 10: Transition Guidance for Leases Previously Classified as Capital Leases under Topic 840 - Paragraph 842-10-65-1(r) provides guidance to lessees for leases previously classified as capital leases under Topic 840 and classified as finance leases under Topic 842. Paragraph 842-10-65-1(r)(4) provides subsequent measurement guidance before the effective date when an entity initially applies Topic 842retrospectively to each prior reporting period, but it refers readers to the subsequent measurement guidance in Topic 840 about operating leases. It should refer them to the subsequent measurement guidance applicable to capital leases. The amendment corrects that reference.

■

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

■

Issue 12: Transition Guidance for Sale and Leaseback Transactions - The amendments clarify that the transition guidance on sale and leaseback transactions in paragraph 842-10-65-1(aa) through (ee) applies to all sale and leaseback transactions that occur before the effective date and corrects the referencing issues noted.

■

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

■

Issue 14: Unguaranteed Residual Asset - The amendment clarifies that a lessor should not continue to accrete the unguaranteed residual asset to its estimated value over the remaining lease term to the extent that the lessor sells substantially all of the lease receivable associated with a direct financing lease or a sales-type lease, consistent with Topic 840.

■

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

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.

■

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

■

The practical expedient may be elected either in the first reporting period following the issuance of this ASU or at the original effective date of Topic 842 for that entity.

■

The practical expedient may be applied either retrospectively or prospectively.

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

■

Requires updated assumptions for liability measurement.  Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed, and, if there is a change, updated, at least annually, with the effect recorded in net income;

■

Standardizes the liability discount rate. The liability discount rate will be a standardized, market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

■

Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

■

Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

■

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

Removals

■

The following disclosure requirements were removed from Topic 820:

■

The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

■

The policy for timing of transfers between levels;

■

The valuation processes for Level 3 fair value measurements; and

■

For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

■

In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

■

For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

■

The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements (continued)

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

■

The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

■

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

■

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

■

The amount and timing of plan assets expected to be returned to the employer.

■

The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

■

Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

■

For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets.

■

For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements (continued)

Disclosure Requirements Added

■

The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

■

An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

■

The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

■

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

■

Those incurred in a hosting arrangement that is a service contract, and

■

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

NOTE 5- AMOUNT DUE FROM NSML

Amount due form Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”). Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong. The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at June 30, 2019.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary, which was discontinued in cooperation, were incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the six months periods ended June 30, 2019 and June 30, 2018. Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the six months periods ended June 30, 2019 and 2018. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the six months periods ended June 30, 2019 and June 30, 2018.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the six months periods ended June 30, 2019 and 2018, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	June 30, 2019	June 30, 2018

Profit /(Loss) before income tax	$(12,612)	$(11,627)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income (loss)	$(12,612)	$(11,627)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax expenses	$2,081	$1,918
Less: Valuation allowance	(2,081)	(1,918)

Income tax expenses	$-	$-

A reconciliation for the six months period ended June 30, 2019 and 2018, were attributed to operations in China, on the income tax expenses consisted of the following:

	June 30, 2019	June 30, 2018

Loss before income tax	$(387)	$(10,872)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable (loss)/ income	$(387)	$(10,872)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$97	$2,718
Less: Valuation allowance	(97)	(2,718)

Income tax expenses	$-	$-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
	$	$
Accrued expenses	258,409	249,118
Other payables	70,789	20,779

	329,198	269,897

 NOTE 8- AMOUNT DUE FROM (TO) RELATED PARTIES

Amount due from (to) related parties are as follows:

	June 30, 2019	December 31, 2018
	$	$
Amount due from a related party:
Hunan Zhang Zhong Wan Fu Company Limited (c)	2,198	-

Amount due to related parties:
Sean Webster (a)	114,511	60,665
Wei Zhu (a)	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	18,104	25,883
Hunan Zhang Zhong Wan Fu Company Limited (c)	-	2,777
Zhang Wan Internet (c)	599	-
Hunan Zong Hui Information Technology Co., Ltd (c)	146	-

	365,539	321,504

As at June 30, 2019 and December 31, 2018, the amount due to related parties represent advances from shareholders of the Group and its related parties are interest free, unsecured and have no fixed repayment terms.

(a) Major shareholder of the Company

(b) With common shareholder

(c) With common control

NOTE 9- WARRANTS LIABILITIES

Warranty Liabilities
$
Balance at January 1, 2018	685,395
Warrants expenses (reversal) for the year	(129,512)

Balance at December 31, 2018	555,883

Warrants expenses (reversal) for the period	(141,590)

Balance at June 30, 2019	414,293

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the six months ended June 30, 2019 and 2018, the Company did not issue any stock options and there were no stock options being issued or outstanding.

NOTE 11- FAIR VALUE MEASUREMENTS

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2019, and December 31, 2018:

Fair Value Measurements at reporting date using

	June 30, 2019	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	8,880	8,880	-	-

 Fair Value Measurements at reporting date using

	December 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	10,793	10,793	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended June 30, 2019 and the year ended December 31, 2018	June 30, 2019	December 31, 2018
2019	$17,379	$24,528
2020 and thereafter	8,166	8,160

Total	$25,545	$32,688

Rental expense paid for the six months ended June 30, 2019 and 2018 were $10,175 and $14,820 respectively.

NOTE 13- RELATED PARTY TRANSACTIONS

As of June 30, 2019 and December 31, 2018, the Company had received advancement of $365,539 and $321,504 from the shareholders and its related parties for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the six months period ended June 30, 2019, there is a related party transaction of $69,729 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

During the six months period ended June 30, 2019, there is a related party transaction of $17,589 in the form of consultancy service expenses provided by Hunan Zhang Zhong Wan Fu Company Limited.

During the year ended December 31, 2018, there is a related party transaction of $854 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

NOTE 14- SEGMENT INFORMATION

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

For the six months ended June 30, 2019 and June 30, 2018, the Company is regarded as a single operating segment, being engaged in the online retail sales and website development business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 15- SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through August 15, 2019, the date these financial statements were issued, and determined that there were no other material subsequent event or transaction that require recognition or disclosures in the financial statements.

NOTE 16- COMPARATIVE FINANCIAL STATEMENTS

The classification of certain 2018 accounts has been changed to conform with the presentation used in 2019.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

Current Operating Results

In the three and six months ended June 30, 2019, we derived $41,268 and $69,729 revenues from our current business operations, respectively. For the comparative three and six months ended June 30, 2018, we derived $13,813 and $14,081 revenues from our current business operations, respectively.

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

Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced. Accordingly, no revenues have been earned during the three and six months period ended June 30, 2019, and for the period from its inception on April 23, 2013 to June 30, 2019.

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

Z-Line has no revenues earned during the three and six months period ended June 30, 2019 and 2018, and from its incorporation to June 30, 2019.

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

During the three months period ended June 30, 2019 and 2018, HSAL has earned revenue of $41,268 and $13,813, respectively.

HSAL has earned $119,111 revenue during the period from its incorporation to June 30, 2019.

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended June 30, 2019	Three months Ended June 30, 2018
	$	$
Net sales	41,268	13,813
Cost of sales	(18,036)	(6,653)
Gross profit	23,232	7,160
General and administrative and other operating expenses	61,783	61,758

Income/(Loss) from operations	(38,551)	(54,598)
Other non-operating income	-	414
Interest income	2	-

Income/(Loss) before income taxes	38,549	(54,184)
Income taxes	-	-

Net Loss	(38,549)	(54,184)
Non-controlling interest	369	464

Net Loss attributable to The Group	(38,180)	(53,720)

Revenue

In the three months ended June 30, 2019 and 2018, we derived revenues of $41,268 and $13,813 from our current operation.

Cost of Sales and Gross Profit

In the three months ended June 30, 2019 and 2018, the cost of goods sold were $18,036 and $6,653 respectively. The gross profit were $23,232 and $7,160 from our current operation.

General and administrative expense

Total operating expenses for the three months ended June 30, 2019 and 2018 were $61,783 and $61,758 respectively. Our operating expenses slightly decreased 2%.

Interest expenses

During the three months ended June 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended June 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Loss Attributable to the Group

The Company recorded a net loss of $38,180 for the three months ended June 30, 2019, compared to the net loss of $53,720 for the same period in 2018. The net loss was derived after attribution of $369 loss to minority interest for the three months ended June 30, 2019, compared to attribution of $464 to minority interest for the same period in 2018.

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six months Ended June 30, 2019	Six months Ended June 30, 2018
	$	$
Net sales	69,729	14,081
Cost of sales	(36,527)	(8,656)
Gross profit	33,202	5,425
General and administrative and other operating expenses	130,736	(21,455)

Income/(Loss) from operations	(97,534)	26,880
Other non-operating income	227,505	422
Interest expenses	-	-

Income/(Loss) before income taxes	129,971	27,302
Income taxes	-	-

Net Profit (Loss)	129,971	27,302
Non-controlling interest	1,284	1,468

Net Profit (Loss) attributable to The Group	131,255	28,770

Revenue

In the six months ended June 30, 2019 and 2018, we derived revenues of $69,729 and $14,081 from our current operation respectively.

Cost of Sales and Gross Profit

In the six months ended June 30, 2019 and 2018, the cost of goods sold were $36,527 and $8,656 respectively. The gross profit were $33,202 and $5,425 for the six months ended June 30, 2019 and 2018 derived from our current operation.

General and administrative expense

Total general and administrative and other operating expenses for the six months period ended June 30, 2019 and 2018, were $130,736, and ($21,455), respectively. The significant increase in operating expense attributed mainly because of a reversal of warrant expenses of $162,283 in the six months period ended June 30, 2018 which during the six months period ended June 30, 2019, a reversal of warrant expenses of $141,590 had been grouped in non-operating income.

Interest expenses

During the six months ended June 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the six months ended June 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Profit Attributable to the Group

The Company recorded a net profit of $131,255 for the six months ended June 30, 2019, compared to the net profit of $28,770 for the same period in 2018. The net profit was derived after attribution of $1,284 loss to minority interest for the six months ended June 30, 2019, compared to attribution of $1,468 to minority interest for the same period in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,741,295 as of June 30, 2019 ($2,872,550 as of December 31, 2018), generated a net profit of $131,255 for the six months period ended June 30, 2019 (net profit of $28,770 for comparable period ended June 30, 2018). As of June 30, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $789,889 ($913,534 as of December 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Working capital

As at June 30, 2019, the Company had a negative working capital of $789,889 with current assets of $321,760 and current liabilities of $1,111,649. The current assets consisted cash and cash equivalents of $8,880, other receivables of $8,430, prepaid expenses of $7,380, amount due from a related party of $2,198 and amount due from NSML of $294,872. The current liabilities of the Company at June 30, 2018 are composed of other payables of $329,198, warrant liabilities of $414,293, income tax payable of $2,619, and amount due to related parties of $365,539.

As at December 31, 2018, the Company had a negative working capital of $913,534 with current assets of $310,139 and current liabilities of $1,223,673. The current assets consisted cash and cash equivalents of $10,793, other receivables of $4,474, and amount due from NSML of $294,872. The current liabilities of the Company at December 31, 2018 are composed of other payables of $269,897, warrant liabilities of $555,883, note payables of $75,000, income tax payable of $1,389, and amount due to related parties of $321,504.

Operating activities

Net cash used in operating activities during the six months period ended June 30, 2019, was $36,992, compared to net cash used by operation of $98,720 for the same period in 2018. This represents a usage decrease of $61,728.

During the six months period ended June 30, 2019, the cash used was mainly resulted of the net profit $131,255 adjusted against to non-cash reversal warrant expenses of $141,590, increased in other payable of $59,301 and settlement of note payable of $75,000.

Investing Activities

Net cash used in investing activities during the six months period ended June 30, 2019, was $6,850, compared to net cash used by operation of $nil for the same period in 2018. The cash was used to invest fixed assets.

Financing Activities:

Net cash provided by financing activities was $41,837 for the six month period ended June 30, 2019, compared to net cash provided of $92,721 for the same period in 2018. This change was primarily comprised of the increase in amount due to related parties of $41,837 and decease in proceed from the issuance of common stocks of $41,000 in the first half year of 2018.

As of June 30, 2019, stockholder’s equity was negative $1,066,527 compared to a negative equity of $1,197,871 at December 31, 2018.

As of June 30, 2019, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2019, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3 QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 CONTROLS AND PROCEDURES

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the six months ended June 30, 2019 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: August 19, 2019	By:	/s/ Sean Webster Sean Webster Chief Executive Officer and Chief Financial Officer