Form 10-Q
period 2019-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-11-19
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

-i-

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1 8, 2019, the Registrant had 20,277,448 shares of common stock issued and outstanding.

-ii-

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	4
Unaudited Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the Nine Months Ended September 30, 2019 and the Year Ended December 31, 2018	5
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended, September 30, 2019 and 2018	6
Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	28

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Default upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	30

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

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets:
Cash and cash equivalents		770,582	10,793
Amount due from NSML – Non-controlling interest	5	294,872	294,872
Amount due from related parties	8	125,912	-
Other receivables		2,230	4,474
Deposits and prepaid expenses		10,065	-
Total current assets		1,203,661	310,139

Non-current assets:
Property, plant and equipment, net		6,021	366
TOTAL ASSETS		1,209,682	310,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable		-	75,000
Warrants liabilities	9	414,293	555,883
Amount due to related parties	8	402,068	321,504
Other payables and accrued liabilities	7	390,863	269,897
Deferred Income		603,046	-
Income tax payable		1,389	1,389
Total current liabilities		1,811,659	1,223,673
TOTAL LIABILITIES		1,811,659	1,223,673

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, at September 30, 2019 and December 31, 2018 respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		2,796	804
Accumulated deficit		(2,561,955)	(2,872,550)
TOTAL STOCKHOLDERS’ EQUITY		(885,284)	(1,197,871)
Attributable to Non-Controlling Interest		283,307	284,703
Attributable to The Group		(601,977)	(913,168)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,209,682	310,505

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Note	Three Months Ended Sept 30, 2019	Three Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30,2018	Apr 15, 2011 (Inception) Through Sept 30, 2019
		$	$	$	$	$
Net Revenue		291,257	28,206	359,325	42,287	455,697
Cost of sales		(57,674)	(13,081)	(93,331)	(21,737)	(131.004)

Gross profit		233,583	15,125	265,994	20,550	324,693

Operating expenses Selling, General and administrative expenses		(56,811)	(86,823)	(186,728)	(65,368)	(2,418,017)

Income/(Loss) from operations		176,772	(71,698)	79,266	(44,818)	(2,093,324)

Non-operating income		2,446	302	229,928	724	234,165
Interest Income		2	-	5	-	5
Interest expenses		-	-	-	-	(214)

Total non-operating income		2,448	302	229,933	724	233,956

Income/(Loss) before income taxes		179,220	(71,396)	309,199	(44,094)	(1,859,368)
Income taxes	6	-	-	-	-	1,389
Net Income/(Loss)		179,220	(71,396)	309,199	(44,094)	(1,860,757)

Non-controlling interest		113	(748)	1,396	720	37,206
Net Income/(Loss) Income attributable to the Company		179,333	(72,144)	310,595	(43,374)	(1,823,551)

Comprehensive income statement:
Net income /(Loss)		179,333	(72,144)	310,595	(43,374)	(1,823,551)
Foreign currency translation adjustment		1,903	289	1,992	953	2,796
Comprehensive Income /(Loss)		181,236	(71,855)	312,587	(42,421)	(1,820,755)

Basic and diluted earnings / (loss) per share of common stock	4	0.88 cents	(0.36) cents	1.53 cents	(0.21) cents	(45.30) cents

Weighted average number of common stock outstanding	4
- Basic and diluted *		20,277,448	20,277,448	20,277,448	20,277,448	4,025,778

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Unaudited)

					Accumulated
	Common stock		Additional	Other	deficit during the	Total
	Shares	Amount	paid-in	Comprehensive	development	stockholders'
	Outstanding*		capital	Income/(Loss)	stage	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2018	19,252,448	1,925	1,630,950	(388)	(2,751,744)	(1,119,257)

Issuance of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	953	-	953
Net loss	-	-	-	-	(43,374)	(43,374)

Balance, Sept 30, 2018	20,277,448	2,028	1,671,847	565	(2,795,118)	(1,120,678)

Balance, Jan 1, 2019	20,277,448	2,028	1,671,847	804	(2,872,550)	(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Exchange reserve	-	-	-	1,992	-	1,992
Net profit	-	-	-	-	310,595	310,595

Balance, Sept 30, 2019	20,277,448	2,028	1,671,847	2,796	(2,561,955)	(885,284)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended Sept 30,		Apr 15, 2011(inception) Through
	2019	2018	Sept 30, 2019
	$	$	$
Cash flows used in operating activities:
Net income/(loss)	310,595	(43,374)	(1,823,551)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(5)	-	(5)
Depreciation and Amortization	959	188	1,199
Re-organization (reverse merger and spin-off)		-	(9,195)
Stock based compensation		-	85,000
Non-controlling interest	(1,396)	(720)	(37,206)
Warrant liabilities	(141,590)	(125,790)	414,293
Changes in assets and liabilities:
Deposits and prepayment	(10,065)	-	(10,065)
Other receivables	2,244	(7,926)	(2,230)
Other payables and accrued liabilities	120,966	73,947	472,863
Notes payable	(75,000)	-	-
Deferred income	603,046		603,046
Income tax payable	-	-	1,389
Net cash provided by / (used in) operating activities	809,754	(103,675)	(304,462)
Cash flows from investing activities:
Interest received	5	-	5
Disposal of subsidiary	-	-	22,942
Purchase of plant and equipment	(6,614)		(7,220)
Net cash (used in) / provided by investing activities	(6,609)	-	15,727
Cash flows from financing activities:
Proceed from Issuance of common stock	-	41,000	836,724
Amount due from NSML	-	-	25,641
Amount due from related parties	(125,912)		(125,912)
Amounts due to related parties	80,564	68,682	320,068
Net cash (used in) / provided by financing activities	(45,348)	109,682	1,056,521

Net increased in cash	757,797	6,007	767,786
Effect of foreign currency translation	1,992	953	2,796
Cash – beginning of period	10,793	18,430	-
Cash – end of period	770,582	25,390	770,582
Supplemental disclosures of cash flow information:
Interest paid	-	-	-
Income taxes	-	-	-

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

NOTE 2 DESCRIPTION OF BUSINESS

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

On September 26, 2019 Syndicore Asia Limited (“SAL), a corporation incorporated and existing under the laws of Hong Kong, and a wholly owned subsidiary of ZZLL Information Technology, Inc. (traded in the OTC Market under the symbol “ZZLL”) entered into an Agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong.  Under the terms of the Agreement, Pretech has agreed to act as SAL’s sales agent in order to make sales through the use of SAL’s software application (“App”) Bibishengjia.  Pretech has agreed to pay SAL $1 million for the use of Bibishengjia, and SAL has agreed to pay Pretech 5% of all sales made in Peoples Republic of China and Hong Kong through the use of the Bibishengjia App.  The term of the Agreement is for 24 months from the date the Agreement is entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. In addition, Technical, System, Security and Maintenance support shall last separately for 60 months total, subject to renegotiation.

ZZLL is developer and marketer of software and E-Commerce platforms in the Asia Pacific Region. In addition, they provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via its web portals and the Bibishengjia APP.

Pretech is a software, hardware and digital company that also specializes in the development and manufacturing of consumer electronics. Pretech operates in both Hong Kong and the PRC, with a sister company located in Shenzhen, Guangdong Province, China.

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

-Digital ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017. (Go-Globe.com)

-The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

-China is estimated to reach 33% of the world’s total ad spending by 2017. (Infographic)

-Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click through to the brand’s website (Econsultancy)

-80% of internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association)

-Video promotion is over 6 times more effective than print and online (b2bmarketing.net)

-Dr. James McQuivey of Forrester Research says a minute of video is worth 1.8 million words

-90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco)

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 DESCRIPTION OF BUSINESS – CONTINUED

Syndicore Asia Limited – Video Syndication and E-Commerce Company – Continued

Management believes that SAL’s customers will be willing to pay a “premium CPM” because:

- The ability to sponsor exclusive, highly sought-after short form video content

- Deep, creative advertising opportunities – other than rudimentary logo/banner overlays and pre-roll

- Premium positioning

- Unprecedented transparency and near real-time performance metrics to evaluate their investment

- Securing sponsorships with related enterprises

- Stronger control over distribution to help target intended audience.

- Other segments of the market are also benefiting. The high and rapidly increasing popularity of social media platforms such as Facebook, YouTube, and Twitter are expected to revolutionize the marketing strategies employed in areas such as the pharmaceuticals industry. There, in addition to marketing, an increasing number of pharma players have also begun leveraging these platforms to enhance consumer relationships and improve brand management, based on the market intelligence generated by monitoring and analyzing user-generated content. The ability to incorporate consumer feedback to develop new products is also expected to initiate a strategic shift in the operational model of pharma companies. Social media involvements are expected to increase product sales, especially those of OTC drugs, in the long term. Novartis for instance has already begun using YouTube and Facebook to enhance the sales for its OTC drugs such as Comtrex, Orofar and Bufferin. Johnson &Johnson, one of the first pharma giants to enter the social media space, has used online platforms for crisis management – when the company recalled its products (Tylenol and Benadryl tablets) it used social websites to apologize to consumers for irregularities in its manufacturing plant found during FDA inspection.

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

NOTE 2 DESCRIPTION OF BUSINESS – CONTINUED

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

NOTE 3 GOING CONCERN

The financial statements at September 30, 2019, at December 31, 2018, and for the period from April 15, 2011 (date of inception), to September 30, 2019, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred an accumulated deficits of $2,561,955 as of September 30, 2019 ($2,872,550 as of December 31, 2018), generated a net income of $310,595 for the nine months period ended September 30, 2019 (a net loss of $43,374 for comparable period ended September 30, 2018). As of September 30, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $607,998 ($913,534 as of December 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements are presented in US Dollars and include the accounts of the Group and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal.

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

Note:

(1) Wholly owned subsidiary of ZZLL, discontinuous as at December 29, 2017

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount. The Group had not experienced any bad debts during the nine months period ended September 30, 2019 and 2018 respectively.

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

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

In preparation for adoption of the standard, we have completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; our performance obligation is to deliver the spirits and wine; (2) we determined the transaction price to be consistent; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue recognition - Continued

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We have evaluated our policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

We conclude that the adoption of the standard has no material impact on our revenue recognition policy.

Cost of sales

Cost of sales includes the cost of direct labor, merchandise, materials and installation charges on the service being provided.

Operating lease rental

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $24,229 and $21,374, respectively.

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

The total amounts for such employee benefits which were expensed were $11,904 and $4,979 for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the nine months period ended September 30, 2019. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States Dollars (“US$”). The functional currencies of the Company’s subsidiary operating business unit based in Hong Kong and PRC are the Hong Kong Dollar (“HK$”) and Chinese Renminbi (“RMB”) respectively. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The rate used in translation of Hong Kong dollars to US$ is a ratio of US$1.00=HK$7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency translation - Continued

Below is a table with foreign exchange rates used for translation:

For the three months ended (Average Rate)	September 30, 2019	September 30, 2018
Chinese Renminbi (RMB)	RMB6.98906	RMB6.76966
United States dollar ($)	$1.00000	$1.00000

For the nine months ended (Average Rate)	September 30, 2019	September 30, 2018
Chinese Renminbi (RMB)	RMB6.98906	RMB6.76966
United States dollar ($)	$1.00000	$1.00000

As of (Closing Rate)	September 30, 2019	December 31, 2018
Chinese Renminbi (RMB)	RMB7.11354	RMB6.85052
United States dollar ($)	$1.00000	$1.00000

For the three months and nine months ended (Average Rate) and as of (Closing Rate)	September 30, 2019	December 31,2018
Hong Kong (HKD)	HKD7.80000	HKD7.80000
United States dollar ($)	$1.00000	$1.00000

Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, other receivables, deposits, other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

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

During the nine months ended September 30, 2019 and 2018, the Group did not record any stock-based compensation expense respectively.

Basic and diluted earnings per share

The Group computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (“ASC 260”) “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for three and nine months ended September 30, 2019 and 2018 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Basic and diluted earnings per share - Continued

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net income/(loss) attributable to the Company	310,595	(43,374)
Denominator:
Basic weighted average shares	20,277,448	20,277,448
Effect of dilutive securities	-	-
Diluted weighted average shares	20,277,448	20,277,448
Basic earnings per share:	1.53 cents	(0.21) cents
Diluted earnings per share:	1.53 cents	(0.21) cents

No dilution effect due to negative stockholders’ equity for the nine months ended September 30, 2019 and 2018.

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

Adoption of new accounting standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors remains similar to pre-existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The Company adopted Topic 842 effective January 1, 2019. See Note 17, operating leases arrangement for further details.

The adoption of the standard in the consolidated financial statements for the financial period ended September 30, 2019 will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), amending existing guidance on the accounting for credit losses on financial instruments within its scope. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for the Company beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allow for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard will become effective for the Company for its periods beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

NOTE 5 AMOUNT DUE FROM NSML

Amount due from Network Service Management Limited (“NSML”) was the capital-in-arrear to be invested to Z-Line International E-Commerce Limited (“Z-Line”). Z-Line is a corporation formed and incorporated on August 17, 2016 by the Company and NSML under the laws of Hong Kong. The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at September 30, 2019.

NOTE 6 INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary, which was discontinued in cooperation, were incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the nine months ended September 30, 2019 and 2018. Two subsidiaries were incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2019 and 2018. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries have no assessable profits during the periods. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the nine months periods ended September 30, 2019 and 2018.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the nine months periods ended September 30, 2019 and 2018, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 INCOME TAXES – CONTINUED

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	September 30, 2019	September 30, 2018

Loss before income tax	$(8,868)	$(8,158)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(8,868)	$(8,158)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$1,463	$1,346
Less: Valuation allowance	(1,463)	(1,346)

Income tax expenses	$-	$-

A reconciliation for the nine months ended September 30, 2019 and 2018, were attributed to operations in China, on the income tax expenses is as follows:

	September 30, 2019	September 30, 2018

Income / (Loss) before income tax	$210,836	$(3,326)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income / (loss)	$210,836	$(3,326)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$52,709	$831
Less: Valuation allowance	(52,709)	(831)

Income tax expenses	$-	$-

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
	$	$
Accrued expenses	349,647	249,118
Other payables	41,216	20,779

	390,863	269,897

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 AMOUNT DUE FROM (TO) RELATED PARTIES

Amount due from (to) related parties are as follows:

	September 30, 2019	December 31, 2018
	$	$
Amount due from related parties:
Hunan Zhang Zhong Wan Fu Company Limited (c)	86,468	-
Hunan Zhong Zong Lian Lian Information Technology Limited Company (c)	39,444	-
	125,912	-
Amount due to related parties:
Sean Webster (a)	110,921	60,665
Wei Zhu (a)	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	191	25,883
Hunan Zhang Zhong Wan Fu Company Limited (c)	-	2,777
Shenzhen Zong Wang Internet information Limited Company (c)	58,058	-
Shenzhen Zong Wang Internet (Zhangsha) Company (c)	578
Hunan Zong Hui Information Technology Co., Ltd (c)	141	-
	402,068	321,504

As at September 30, 2019 and December 31, 2018, the amount due from (to) related parties represent advances from (to) shareholders of the Group and its related parties are interest free, unsecured and have no fixed repayment terms.

(a) Major shareholder of the Company

(b) With common shareholder

(c) With common control

NOTE 9 WARRANTS LIABILITIES

Warranty Liabilities
$
Balance at January 1, 2018	685,395
Reversal for the year	(129,512)
Balance at December 31, 2018	555,883

Reversal for the period	(141,590)

Balance at September 30, 2019	414,293

NOTE 10 STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the nine months ended September 30, 2019 and 2018, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 FAIR VALUE MEASUREMENTS

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

The effective date for certain aspects of ASC 820 was deferred and currently being evaluated by the Group. Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a non-recurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Group to fair value measurements prospectively beginning November 1, 2010. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2019, and December 31, 2018:

Fair Value Measurements at reporting date using

	September 30, 2019	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	770,582	770,582	-	-

 Fair Value Measurements at reporting date using

	December 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	10,793	10,793	-	-

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company has operating lease agreements for office premises, which expiring through June 2020. Future minimum rental payments under agreements classified as operating leases with non-cancellable terms for the next 12 months and thereafter as follows:

For the period ended September 30, 2019 and the year ended December 31, 2018	September 30, 2019	December 31, 2018
2019	$7,124	$24,528
2020 and thereafter	174,441	8,160

Total	$181,565	$32,688

Rental expense paid for the nine months ended September 30, 2019 and 2018 were $24,229 and $21,374, respectively.

NOTE 13.- RELATED PARTY TRANSACTIONS

As of September 30, 2019 and December 31, 2018, the Company had received net advancement of $276,156 and $321,504 from the shareholders and its related parties for operating expenses. These advancements bear no interest, no collateral and have no repayment term.

During the nine months ended September 30, 2019, there is a related party transaction of $27,783 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

During the nine months ended September 30, 2019, there is a related party transaction of $81,542 in the form of service income provided by Shenzhen Zong Wang Internet information Limited Company.

During the nine months ended September 30, 2019, there is a related party transaction of $57,232 in the form of consultancy service expenses provided by Hunan Zhang Zhong Wan Fu Company Limited.

During the year ended December 31, 2018, there is a related party transaction of $264 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

NOTE 14 SEGMENT INFORMATION

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

For the nine months ended September 30, 2019 and 2018, the Company is regarded as a single operating segment, being engaged in the online retail sales and website development business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 15 SUBSEQUENT EVENTS

On November 8, 2019 Mr. Sean Webster submitted to the Board his resignation as an officer of the Company, but he did not resign his seat on the Board of Directors. At the same time, the Board appointed Ms. Yanfei Tang (“Ms Tang”) as director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Ms. Tang will hold these positions until she is replaced, resigns, or is removed from office.

Ms. Tang has over 15 years of experience in the international trade business and technology. Since January, 2012, she has been the General Manager of Zevo Hi-Tech Group., Ltd. of HKSAR. Ms. Tang earned a bachelor’s degree in chemistry from the University of Xiangtan in 2004.

NOTE 16 COMPARATIVE FINANCIAL STATEMENTS

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

Current Operating Results

In the three and nine months ended September 30, 2019, we derived $291,257 and $359,325 revenues from our current business operations, respectively. For the comparative three and nine months ended September 30, 2018, we derived $28,206 and $42,287 revenues from our current business operations, respectively.

Syndicore Asia Limited

Syndicore Asia Limited (“SAL”) is a wholly-owned subsidiary of the Company incorporate under the Law of HKSAR. SAL is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. SAL will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, SAL plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

On September 26, 2019 Syndicore Asia Limited (“SAL), a corporation incorporated and existing under the laws of Hong Kong, and a wholly owned subsidiary of ZZLL Information Technology, Inc. (traded in the OTC Market under the symbol “ZZLL”) entered into an Agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong.  Under the terms of the Agreement, Pretech has agreed to act as SAL’s sales agent in order to make sales through the use of SAL’s software application (“App”) Bibishengjia.  Pretech has agreed to pay SAL $1 million for the use of Bibishengjia, and SAL has agreed to pay Pretech 5% of all sales made in Peoples Republic of China and Hong Kong through the use of the Bibishengjia App. The term of the Agreement is for 24 months from the date the Agreement is entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. In addition, Technical, System, Security and Maintenance support shall last separately for 60 months total, subject to renegotiation.

ZZLL is developer and marketer of software and E-Commerce platforms in the Asia Pacific Region. In addition, they provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via its web portals and the Bibishengjia APP.

Pretech is a software, hardware and digital company that also specializes in the development and manufacturing of consumer electronics. Pretech operates in both Hong Kong and the PRC, with a sister company located in Shenzhen, Guangdong Province, China.

During the three months period ended September 30, 2019 and 2018, SAL has earned revenue of $250,000 and $nil, respectively, and SAL has earned $250,000 revenue during the period from its incorporation to September 30, 2019.

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

Z-Line has no revenues earned during the and nine months period ended September 30, 2019 and 2018, and from its incorporation to September 30, 2019.

Hunan Syndicore Asia Limited

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

During the nine months period ended September 30, 2019 and 2018, HSAL has earned revenue of $109,325 and $42,287, respectively.

HSAL has earned $205,697 revenue during the period from its incorporation to September 30, 2019.

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended September 30, 2019	Three months Ended September 30, 2018
	$	$
Net sales	291,257	28,206
Cost of sales	(57,674)	(13,081)
Gross profit	233,583	15,125
General and administrative and other operating expenses	(56,811)	(86,823)

Income/(Loss) from operations	176,722	(71,698)
Other non-operating income	2,446	302
Interest income	2	-

Income/(Loss) before income taxes	179,220	(71,396)
Income taxes	-	-

Net Income / (Loss)	179,220	(71,396)
Non-controlling interest	113	748

Net Income / (Loss) attributable to The Group	179,333	(72,144)

Revenue

In the three months ended September 30, 2019 and 2018, we derived revenues of $291,257 and $28,206 from our current operation.

Cost of Sales and Gross Profit

In the three months ended September 30, 2019 and 2018, the cost of goods sold were $57,674 and $13,081 respectively. The gross profits were $233,583 and $15,125 from our current operation.

General and administrative expense

Total operating expenses for the three months ended September 30, 2019 and 2018 were $56,811 and $86,823, respectively. Our operating expenses decreased by 35%.

Interest expenses

During the three months ended September 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the three months ended September 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Income / (Loss) Attributable to the Group

The Company recorded a net income of $179,220 for the three months ended September 30, 2019, compared to the net loss of $71,396 for the same period in 2018. The net income was derived after attribution of $113 loss to minority interest for the three months ended September 30, 2019, compared to attribution of $748 loss to minority interest for the same period in 2018.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
	$	$
Net sales	359,325	42,287
Cost of sales	(93,331)	(21,737)
Gross profit	265,994	20,550
General and administrative and other operating expenses	(186,728)	(65,368)

Income/(Loss) from operations	79,266	(44,818)
Other non-operating income	229,928	724
Interest income	5	-

Income/(Loss) before income taxes	309,199	(44,094)
Income taxes	-	-

Net Income/(Loss)	309,199	(44,094)
Non-controlling interest	1,396	720

Net Income/(Loss) attributable to The Group	310,595	(43,374)

Revenue

In the nine months ended September 30, 2019 and 2018, we derived revenues of $359,325 and $42,287 from our current operation respectively.

Cost of Sales and Gross Profit

In the nine months ended September 30, 2019 and 2018, the cost of goods sold were $93,331 and $21,737 respectively. The gross profit were $265,994 and $20,550 for the nine months ended September 30, 2019 and 2018 derived from our current operation.

General and administrative expense

Total general and administrative and other operating expenses for the nine months period ended September 30, 2019 and 2018, were $186,728, and 65,368, respectively. The significant increase in operating expense attributed mainly because of a reversal of warrant expenses of $125,790 in the nine months period ended September 30, 2018 which during the nine months period ended September 30, 2019, a reversal of warrant expenses of $141,590 had been grouped in non-operating income.

Interest expenses

During the nine months ended September 30, 2019 and 2018, the interest expenses was $Nil and $Nil respectively.

Income Tax

During the nine months ended September 30, 2019 and 2018, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Income / (Loss) Attributable to the Group

The Company recorded a net income of $309,199 for the nine months ended September 30, 2019, compared to the net loss of $44,094 for the same period in 2018. The net income was derived after attribution of $1,396 loss to minority interest for the nine months ended September 30, 2019, compared to attribution of $720 loss to minority interest for the same period in 2018.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,561,955 as of September 30, 2019 ($2,872,550 as of December 31, 2018), generated a net profit of $310,595 for the nine months period ended September 30, 2019 (net loss of $43,374 for comparable period ended September 30, 2018). As of September 30, 2019, the Company has its current liabilities exceed its current assets resulting in negative working capital of $607,998 ($913,534 as of December 31, 2018). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On September 26, 2019 Syndicore Asia Limited (“SAL), a corporation incorporated and existing under the laws of Hong Kong, and a wholly owned subsidiary of ZZLL Information Technology, Inc. (traded in the OTC Market under the symbol “ZZLL”) entered into an Agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong.  Under the terms of the Agreement, Pretech has agreed to act as SAL’s sales agent in order to make sales through the use of SAL’s software application (“App”) Bibishengjia.  Pretech has agreed to pay SAL $1 million for the use of Bibishengjia, and SAL has agreed to pay Pretech 5% of all sales made in Peoples Republic of China and Hong Kong through the use of the Bibishengjia App.  The term of the Agreement is for 24 months from the date the Agreement is entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. In addition, Technical, System, Security and Maintenance support shall last separately for 60 months total, subject to renegotiation.

ZZLL is developer and marketer of software and E-Commerce platforms in the Asia Pacific Region. In addition, they provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via its web portals and the Bibishengjia APP.

Pretech is a software, hardware and digital company that also specializes in the development and manufacturing of consumer electronics. Pretech operates in both Hong Kong and the PRC, with a sister company located in Shenzhen, Guangdong Province, China.

Meanwhile, mmanagement continue to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others. The loans are unsecured, non-interest bearing and repayable at demand.

Moreover, management has actively taken steps to revise its operating and financial requirements, which believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

Working capital

As at September 30, 2019, the Company had a negative working capital of $607,998 with current assets of $1,203,661 and current liabilities of $1,811,659. The current assets consisted cash and cash equivalents of $770,582, other receivables of $2,230, deposits and prepaid expenses of $10,065, amount due from related parties of $125,912 and amount due from NSML of $294,872. The current liabilities of the Company at September 30, 2019 are composed of other payables and accrued liabilities of $390,863, warrant liabilities of $414,293, deferred income of $603,046, income tax payable of $1,389, and amount due to related parties of $402,068.

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

Operating activities

Net cash provided by operating activities during the nine months period ended September 30, 2019, was $809,754, compared to net cash used in operation of $103,675 for the same period in 2018. This represents a usage decrease of $913,429.

During the nine months period ended September 30, 2019, the cash used was mainly resulted of the net income $310,595 adjusted against to non-cash reversal warrant expenses of $141,590, increased in deferred income of $603,046 and the settlement of note payable of $75,000.

Investing Activities

Net cash used in investing activities during the nine months period ended September 30, 2019, was $6,609, compared to net cash used by operation of $nil for the same period in 2018. The cash was used to invest fixed assets.

Financing Activities:

Net cash used in financing activities was $45,348 for the nine month period ended September 30, 2019, compared to net cash provided of $109,682 for the same period in 2018. This change was primarily comprised of the decrease in amount to related parties of $45,348 and decease in proceed from the issuance of common stocks of $41,000 in the first half year of 2018.

As of September 30, 2019, stockholder’s equity was negative $885,284 compared to a negative equity of $1,197,871 at December 31, 2018.

As of September 30, 2019, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Subsequent Event

On November 8, 2019 Mr. Sean Webster submitted to the Board his resignation as an officer of the Company, but he did not resign his seat on the Board of Directors. At the same time, the Board appointed Ms. Yanfei Tang (“Ms Tang”) as director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Ms. Tang will hold these positions until she is replaced, resigns, or is removed from office.

Ms. Tang has over 15 years of experience in the international trade business and technology. Since January, 2012, she has been the General Manager of Zevo Hi-Tech Group., Ltd. of HKSAR. Ms. Tang earned a bachelor’s degree in chemistry from the University of Xiangtan in 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2019, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the nine months ended September 30, 2019 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: November 18, 2019	By:	/s/ Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer