Form 10-Q/A
period 2019-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2019-11-20
CIK 1365357

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

As of November 18, 2019, the Registrant had 20,277,448 shares of common stock issued and outstanding.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.

Exhibit No.	Description

31.1	Amended Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Amended Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Amended Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Amended Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL INTERACTIVE DATA TABLES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: November 20, 2019	By:	/s/ Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer