Form 10-K
period 2019-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-05-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Title of Class)

-i-

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

-ii-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of December 31 2019 was approximately $481,703.76 based upon the closing price of $0.12 of the registrant’s common stock on the OTC Bulletin Board. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2019 was 20,277,448.

-iii-

Special Note Regarding Forward-Looking Statements

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

• Digital ad spending is on the rise. It is forecasted to expand from $117.60 billion USD in 2013 to $173.12 billion USD in 2017 (Go-Globe.com);

• The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China;.

• China is estimated to reach 33% of the world’s total ad spending by 2017 (Infographic);

• Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click though to the brand’s website (Econsultancy);

• 80% of internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association);

• Video promotion is over 6 times more effective than print and online (b2bmarketing.net);

• Dr. James McQuivey of Forrester Research says a minute of video is worth 1.8 million words; and

• 90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation & Zabisco) .

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

On September 26, 2019, Syndicore Asia Limited (“SAL) entered into an Agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong.  Under the terms of the Agreement, Pretech has agreed to act as SAL’s sales agent in order to make sales through the use of SAL’s software application (“App”) Bibishengjia.  Pretech has agreed to pay SAL $1 million for the use of Bibishengjia, and SAL has agreed to pay Pretech 5% of all sales made in Peoples Republic of China and Hong Kong through the use of the Bibishengjia App. The term of the Agreement is for 24 months from the date the Agreement is entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. In addition, Technical, System, Security and Maintenance support shall last separately for 60 months total, subject to renegotiation.

Pretech is a software, hardware and digital company that also specializes in the development and manufacturing of consumer electronics. Pretech operates in both Hong Kong and the PRC, with a sister company located in Shenzhen, Guangdong Province, China.

On or before September 2019, Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to August 31, 2019.

Green Standard Technologies Enterprises, Inc. (F/K/A Green Standard Technologies, Inc.)

On August 1, 2014 the Company formed Green Standard Technologies, Inc. (“GSTE”) as a wholly owned incorporated under the laws of the state of Nevada.  The Company’s second line of business was to be carried on by this subsidiary.

During the year ended December 31, 2018 and 2019, GSTE was inactive, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board had decided to eliminate all costs in connection with GSTE, agreed not to continue GSTE and closed down with immediate effect.

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

On October 8, 2019, remaining 45% shares was transferred to Syndicore Asia Limited. Accordingly, Z-Line is a 100% owned under the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property for use in our operations or otherwise. We lease an office located at Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong. The lease is for two years, expiring on August 27, 2021 with monthly lease payments of approximately USD 1,026 (HKD 8,000). Moreover, we lease an office located at No. 101-4 & 101-5, Block E1, 27 Wen Xuan Road, Changsha, Hunan Province, China. The lease is for five years, expiring on May 14, 2024 with monthly lease payment of approximately USD 2,446 (RMB 16,892).

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

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) MARKET INFORMATION.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2019, was $0.1200.

	High		Low
Fiscal Year ended December 31, 2019:
Quarter ended December 31, 2019	$0.120		$0.120
Quarter ended September 30, 2019	$0.110		$0.110
Quarter ended June 30, 2019	$0.130		$0.130
Quarter ended March 31, 2019	$0.150		$0.150

Fiscal Year ended December 31, 2018:
Quarter ended December 31, 2018	$0.200		$0.200
Quarter ended September 30, 2018	$0.200		$0.200
Quarter ended June 30, 2018	$0.195		$0.195
Quarter ended March 31, 2018	$0.200		$0.200

Fiscal Year ended December 31, 2017:
Quarter ended December 31, 2017	$0.377		$0.377
Quarter ended September 30, 2017	$1.000	**	$1.000	**
Quarter ended June 30, 2017	$20.005	**	$20.005	**
Quarter ended March 31, 2017	$33.000	**	$30.000	**

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

(b) HOLDERS. As of December 31, 2019, we had approximately 88 shareholders of record who held 20,277,448 shares of the Company‘s common stock. This number of shareholders does not include shareholders whose shares are held in street or nominee names. We believe that as of December 31, 2019, there are approximately 120 beneficial owners of our Common Stock, when these shareholders are considered.

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

Current Operating

In the twelve (12) months ended December 31, 2019, we derived revenues of 277,099 from our current business operations.

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

Syndicore Asia Limited has derived revenue of $172,436 during the period from its inception on April 23, 2013 to December 31, 2019.

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

On October 8, 2019, remaining 45% shares was transferred to Syndicore Asia Limited. Accordingly, Z-Line is a 100% owned under the Company.

Z-Line has no revenues earned during the period from its incorporation to December 31, 2019.

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

HSAL has earned revenues of $273,349 for the year ended December 31, 2019 and $322,285 for the period from its incorporation to December 31, 2019.

Executive Summary

In the twelve (12) months ended December 31, 2019, we derived $277,099 in revenues from our current business operations.

• Administrative and other operating expenses for the year ended December 31, 2019 increased 28% to $228,588 compared to $178,034 for the year ended December 31, 2018.

• Net income for the year ended December 31, 2019 improved by 470% to $452,600 compared to net loss of $122,454 for the year ended December 31, 2018.

Results of Operations for the Twelve Months Ended December 31, 2019, and 2018

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2019 and 2018 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2019	2018	Difference	Percentage Increase
Revenue	$277,099	$91,019	$186,080	67%
Cost of goods sold	142,288	34,808	107,480	309%

Gross profit	134,811	56,211	78,600	140%

General and administrative and other operating expenses	228,588	178,034	50,554	28%

Loss from operations	(93,777)	(121,823)	28,046	23%
Other expenses	553,622	758	552,864	72937%
Interest expenses	(7,245)	-	7,245	100%
Income (loss) before income taxes	452,600	(121,065)	573,665	474%
Income taxes	-	1,389	(1,389)	(100)%

Net income (loss)	452,600	(122,454)	575,054	470%
Non-controlling interest	-	1,648	(1,648)	(100)%
Net income (loss) attribute to the Group	$452,600	$(120,806)	$573,406	474%

Comparison of the Years Ended December 31, 2019 and 2018

Revenues Composition and Sources of Revenue Growth

In the year ended December 31, 2019 (the “FY2019”) and 2018 (the “FY2018”), we derived revenues of $277,099 and $91,019 respectively, from our current business operations from Syndicore Asia Limited and HSAL.

We anticipate that we will continue to generate revenue from website business and operation.

Cost of Sale and Gross Profit

Cost of sales was $142,288 for the FY2019 and $34,808 for the FY2018 and gross profit was $134,811 for the FY2019 and $56,211 for the Comparable Year.

General and Administrative Expenses

General and administrative expenses for the FY2019 were $228,588 compared to $178,034 for the FY2018.

Other Income

Other income consists of reversal of warrant liabilities and interest income. Other income of $553,622 was earned in the FY2019, compared to $758 for the FY2018, and interest expenses of $7,245 for the FY2019, compared to $Nil for the FY2018.

Income Taxes

There were income taxes of $Nil and $1,389 recorded or paid during the year ended December 31, 2019 and 2018, respectively.

Foreign Currency translation

The foreign currency translation was $3,593 for the year ended December 31, 2019 as compared to $1,192 for the year ended December 31, 2018.

Net (loss) Income

Our net income attributable to the Group was $452,600 for the year ended December 31, 2019, as compared to a net loss of $120,806 for the year ended December 31, 2018.  There was an attribution of loss to non-controlling interest of $Nil for the year ended December 31, 2019 as compared to $1,648 for the year ended December 31, 2018.

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

Liquidity and Capital Resources

Operating Activities Going Concern

We had a net income of $452,600 for the year ended December 31, 2019 and a net loss since inception on April 15, 2011 of $1,717,356. The net income for 2019 was generated as a result of an income from Pretech and net loss for 2018 was generated as a result of paying all necessary administrative expenses. On December 31, 2019 we had cash on hand of $873,192. The accumulative loss has raised substantial doubt about our ability to continue as a going concern. These doubts were outlined in Note 3 to our independent auditor’s report on our Consolidated Financial Statements for the year ended December 31, 2019. Although our Consolidated Financial Statements raise substantial doubt about our ability to continue as a going concern, they did not include any adjustments relating to recoverability and classification of recorded assets, or the amounts or classifications of liabilities that might be necessary in the event we cannot continue as a going concern. Certain of our shareholders have verbally agreed to provide financial support to us for losses we may incur in the future.

Net Cash Provided by Operating Activities

Net cash generated from operating activities was $789,523 for the year ended December 31, 2019 as compared to net cash used in used in operating activities was $119,360 for the year ended December 31, 2018. The decrease in cash used during the year ended December 31, 2019 was mainly due to an income generated from Pretech during the year ended December 31, 2019.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $6,328 for the year ended December 31, 2019 as compared to net cash used in investing activities of $nil for the year ended December 31, 2018. The change was mainly due to the purchase of equipment in the year 2019.

Net Cash Used for Financing Activities

For the year ended December 31, 2019 and 2018, there were no external financing activities except for the gross proceeds of $41,000 received from the issuance of 1,025,000 shares of common stock, respectively.  From time to time, related parties of the Company finance the working capital requirements for operations on a temporary basis. This financing is provided in the form of temporary loans to the Company and payment of lease liabilities. The cash generated by related party’s loan for the year ended December 31, 2019 and 2018 were $100,635 and $69,531, respectively. And the cash used in payment of lease liabilities for the year ended December 31, 2019 and 2018 were 25,024 and nil, respectively.

The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

Subsequent Events

There being no other material subsequent events for the period after the year ended date as at December 31, 2019 till the release of the report.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2019 and 2018.

New Accounting Pronouncements

See Note 4 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

ITEM 8.- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZZLL Information Technology Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

Tel : (852) 2126 2388   Fax: (852) 2122 9078

Email: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of ZZLL Information Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZZLL Information Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Hong Kong, SAR

April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of ZZLL Information Technology Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZZLL Information Technology Inc. (the "Company") and its subsidiaries (collectively referred as the “Group”) as of December 31, 2019 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial report. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net current liabilities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lo and Kwong C.P.A. & Co.

  (as successor to Lo and Kwong C.P.A. Company Limited)

We have served as the Company's auditor since fiscal year 2019.

8/F., Catic Plaza

8 Causeway Road

Causeway Bay

Hong Kong

[14 May 2020]

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET As at December 31, 2019 and 2018 (Stated in US Dollars)
	Note	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents		$873,192	$10,793
Amount due from NSML-Non-controlling interest	5	-	294,872
Amount due from related parties	8	101,236	-
Other receivables		1,065	4,474
Deposits and prepaid expenses		11,860	-

Total current assets		$987,353	$310,139

Non-current assets:
Property, plant and equipment, net		178,131	366

TOTAL ASSETS		$1,165,484	$310,505

LIABILITIES
Current liabilities:
Note payable		-	75,000
Warrants liabilities	9	82,000	555,883
Other payables and accrued liabilities	7	244,929	269,897
Amount due to related parties	8	523,375	321,504
Deferred Income		875,000	-
Lease liabilities		39,815	-
Income tax payable	6	1,389	1,389

Total current liabilities		$1,766,508	$1,223,673

Non-Current liabilities:
Lease liabilities		140,654	-

TOTAL LIABILITIES		$1,907,162	$1,223,673

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding		$-	$-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 20,277,448 and 19,252,448 * shares issued and outstanding, respectively		2,028	2,028
Additional paid in capital		1,671,847	1,671,847
Accumulated other comprehensive income /(loss)		4,397	804
(Accumulated deficit)/retained earnings		$(2,419,950)	$(2,872,550)

TOTAL STOCKHOLDERS’ EQUITY		(741,678)	(1,197,871)
Attributable to Non-controlling interest		-	284,703

Attributable to The Group		$(741,678)	$(913,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,165,484	$310,505

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS For the Year Ended December 31, 2019 and 2018 (Stated in US Dollars)
	Note	December 31, 2019	December 31, 2018	Apr. 15, 2011(inception) Through Dec. 31, 2019
Net revenue		$277,099	$91,019	$373,471
Cost of Sales		142,288	34,808	179,961

Gross profit		$134,811	$56,211	$193,510

Operating expenses
General and administrative expenses		228,588	178,034	2,459,877

(Loss) from operations		$(93,777)	$(121,823)	$(2,266,367)

Non-operating income (expense)
Interest expenses		(7,245)	-	(7,459)
Interest income		286	-	286
Other non-operating income		553,336	758	557,573,

Income/(Loss) before income taxes		$452,600	$(121,065)	$(1,715,967)

Income tax	6	-	1,389	1,389

Net income/(loss)		$452,600	$(122,454)	$(1,717,356)

Non-controlling interest		-	1,648	35,810
Net income/(loss) attributable to the Company		452,600	(120,806)	(1,681,546)

Foreign currency translation adjustment		3,593	1,192	4,397

Comprehensive income/(loss)		$456,193	$(119,614)	$(1,637,573)

Basic and diluted earnings per share of common stock *		2.23 cents	(0.60 cents)	(48.00 cents)

Weighted average number of common shares outstanding – basic and diluted *		20,277,448	20,116,352	3,506,739

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (Stated in US Dollars)

	Number of shares *	Amount *	Additional paid-in capital *	Accumulated other comprehensive income	Retained earnings /(accumulated losses)	Total

Balance, January 1, 2018	19,252,448	$1,925	$1,630,950	$(388)	$(2,751,744)	$(1,119,257)

Issue of common stock	1,025,000	103	40,897	-	-	41,000
Exchange reserve	-	-	-	1,192	-	1,192
Net loss	-	-	-	-	(120,806)	(120,806)

Balance, December 31, 2018	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

Balance, January 1, 2019	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

Exchange reserve	-	-	-	3,593	-	3,593
Net income	-	-	-	-	452,600	452,600
Balance, December 31, 2019	20,277,448	$2,028	$1,671,847	$4,397	$(2,419,950)	$(741,678)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017

The accompanying notes are an integral part of the financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2019	For Year Ended Dec 31, 2018	April 15, 2011 (inception) Through Dec 31, 2019

Cash flows (used in)/provided by operating activities :
Net (loss)/income		$452,600	$(120,806)	$(1,181,562)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest Income		(286)		(286)
Interest Expenses		7,245		7,245
Depreciation and amortization		27,098	240	27,388
Re-organization (reverse merger and spin-off)		-	-	(9,195)
Stock based compensation		-	-	85,000
Loss on acquisition of subsidiary’s interest from NCI		10,168		10,168
Non-controlling interest		-	(1,648)	(35,810)
Warrant liabilities		(473,883)	(129,512)	82,000

Changes in assets and liabilities:
Deposits and prepayment		(11,860)		(11,860)
Other receivables		3,409	(319)	(1,065)
Note payable		(75,000)	-	-
Other payables and accrued liabilities		(24,968)	131,296	326,929
Deferred income		875,000		875,000
Income tax payable		-	1,389	1,389

Net cash flows (used in) operating activities		$789,523	$(119,360)	$(324,693)

Cash flows generated by investing activities :
Interest received		286	-	286
Disposal of subsidiary OODI		-	-	22,942
Purchase of property, plant and equipment		(6,614)	-	(7,220)

Net cash flows generated by investing activities		$(6,328)	$-	$16,008

Cash flows generated by/(used in) financing activities :
Proceed from Issuance of common stock		-	41,000	836,724
Payment of lease liabilities		(25,024)	-	(25,024)
Amount due from related parties		(101,236)	-	(101,236)
Amount due to related parties		201,871	69,531	441,375
Amount due to /from NSML		-	-	25,641

Net cash flows generated by financing activities		$75,611	$110,531	$1,177,480

Net increase (decrease) in cash and cash equivalents		858,806	(8,829)	868,795

Effect of foreign currency translation		3,593	1,192	4,397
Cash and cash equivalents – beginning of year		10,793	18,430	-

Net cash flows generated by investing activities		$873,192	$10,793	$873,192

Supplementary disclosure of cash flow information:
Interest paid		-	-	-
Income taxes		-	-	-

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

• China is estimated to reach 33% of the world’s total ad spending by 2017(Infographic).

• Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click though to the brand’s website (Econsultancy).

• 80% of internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association) .

• Video promotion is over 6 times more effective than print and online (b2bmarketing.net).

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

On September 26, 2019, Syndicore Asia Limited (“SAL) entered into an Agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong.  Under the terms of the Agreement, Pretech has agreed to act as SAL’s sales agent in order to make sales through the use of SAL’s software application (“App”) Bibishengjia.  Pretech has agreed to pay SAL $1 million for the use of Bibishengjia, and SAL has agreed to pay Pretech 5% of all sales made in Peoples Republic of China and Hong Kong through the use of the Bibishengjia App. The term of the Agreement is for 24 months from the date the Agreement is entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. In addition, Technical, System, Security and Maintenance support shall last separately for 60 months total, subject to renegotiation.

Pretech is a software, hardware and digital company that also specializes in the development and manufacturing of consumer electronics. Pretech operates in both Hong Kong and the PRC, with a sister company located in Shenzhen, Guangdong Province, China.

On or before September 2019, Syndicore Asia Limited is devoting its resources to establishing the new business, and its planned operations have not yet commenced.  Accordingly, no revenues have been earned during the period from its inception on April 23, 2013 to August 31, 2019.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 3. GOING CONCERN

The financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2019, the Company has accumulated deficits of $2,419,950 and its current liabilities exceed its current assets resulting in negative working capital of $779,155. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note:

(1) Wholly owned subsidiary of ZZLL, discontinuous as at Dec 29, 2017

(2) Wholly owned subsidiary of ZZLL

(3) With effective from October 8, 2019, Wholly owned subsidiary of Syndicore Asia Limited instead of 55% owned.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  The Group had experienced the bad debts of $nil and $nil during the year ended December 31, 2019 and 2018 respectively.

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

(i)Rental income is recognised on a time proportion basis over the lease terms.

(ii)Interest income is recongised on time proportion basis.

Advertising expenses

Advertising expenses are charged to expense as incurred. The advertising expenses incurred for the year ended December 31, 2019 and 2018 were $Nil and $Nil respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended 31 December, 2019.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Year ended	Year ended
	Dec 31, 2019	Dec 31, 2018
Year ended HK$ : US$ exchange rate	7.8	7.8
Average yearly HK$ : US$ exchange rate	7.8	7.8

Year ended RMB : US$ exchange rate	6.96379	6.85052
Average yearly RMB : US$ exchange rate	6.90608	6.72356

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

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2019 is based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

For the Year ended December 31,	2019	2018

Numerator for basic and diluted earnings per share:	$	$
Net (loss)/income	452,600	(120,806)

Denominator:
Basic weighted average shares	20,277,448	20,116,352
Effect of dilutive securities		-

Diluted weighted average shares	20,277,448	20,116,352

Basic earnings per share:	2.23 cents	(0.60 cents)

Diluted earnings per share:	2.23 cents	(0.60 cents)

No dilution effect due to net loss for the years ended December 31, 2019 and 2018.

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

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

- Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

- Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

- Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

- Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

- Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

- Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

- Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

- Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

- Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

- Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

- Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

1. Disclosures of items reported as provisional amounts;

2. Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

3. The reason why the initial accounting is incomplete;

4. The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

5. The nature and amount of any measurement period adjustments recognized during the reporting period;

6. The effect of measurement period adjustments on the effective tax rate; and

7.When the accounting for the income tax effects of the Act has been completed.

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

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

-Amendments to Subtopic 220-10, Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

-Amendments to Subtopic 470-50, Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1. When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2. Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

- Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

- Amendments to Subtopic 718-740, Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

- Amendments to Subtopic 805-740, Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

- Amendments to Subtopic 815-10, Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

-Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

- Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

- Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2018-10, Codification Improvements to Topic 842, Leases.

ASU No. 2018-10, among other things, amends Topic 842 as follows:

-Issue 1: Residual Value Guarantees - Paragraph 460-10-60-32 in Topic 460, Guarantees - This paragraph incorrectly refers readers to the guidance in Topic 842 about sale-leaseback-sublease transactions, when, in fact, it should refer readers to the guidance about guarantees by a seller-lessee of the underlying asset’s residual value in a sale and leaseback transaction. The amendment corrects the cross-reference in paragraph 460-10-60-32.

-Issue 2: Rate Implicit in the Lease - The amendment clarifies that a rate implicit in the lease of zero should be used when applying the definition of the term “rate implicit” in the lease results in a rate that is less than zero.

-Issue 3: Lessee Reassessment of Lease Classification - The amendment consolidates the requirements about lease classification reassessments into one paragraph and better articulates that an entity should perform the lease classification reassessment on the basis of the facts and circumstances, and the modified terms and conditions, if applicable, as of the date the reassessment is required.

-Issue 4: Lessor Reassessment of Lease Term and Purchase Option - The amendment clarifies that a lessor should account for the exercise by a lessee of an option to extend or terminate the lease or to purchase the underlying asset as a lease modification unless the exercise of that option by the lessee is consistent with the assumptions that the lessor made in accounting for the lease at the commencement date of the lease (or the most recent effective date of a modification that is not accounted for as a separate contract).

-Issue 5: Variable Lease Payments That Depend on an Index or a Rate - The amendment clarifies that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency subject to the guidance in paragraph 842-10-35-4(b). Variable lease payments that depend on an index or a rate should be remeasured, using the index or rate at the remeasurement date, only when the lease payments are remeasured for another reason (that is, when one or more of the events described in paragraph 842-10-35- 4(a) or (c) occur or when a contingency unrelated to a change in a reference index or rate under paragraph 842-10-35-4(b) is resolved).

-Issue 6: Investment Tax Credits - There is an inconsistency in terminology used about the effect that investment tax credits have on the fair value of the underlying asset between the definition of the term rate implicit in the lease and the lease classification guidance in paragraph 842-10-55-8. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

-Issue 7: Lease Term and Purchase Option - The description in paragraph 842-10-55- 24 about lessor-only termination options is inconsistent with the description in paragraph 842-10-55- 23 about the noncancellable period of a lease. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

-Issue 8: Transition Guidance for Amounts Previously Recognized in Business Combinations - The transition guidance for lessors in paragraph 842-10-65-1(h)(3) is unclear because it relates to leases classified as direct financing leases or sales-type leases under Topic 840, while the lead-in sentence to paragraph 842-10-65-1(h) provides transition guidance for leases classified as operating leases under Topic 840. The amendment clarifies that paragraph 842-10-65-1(h)(3) applies to lessors for leases classified as direct financing leases or sales-type leases under Topic 842, not Topic 840. In other words, paragraph 842- 10-65-1(h)(3) applies when an entity does not elect the package of practical expedients in paragraph 842-10-65-1(f), and, for a lessor, an operating lease acquired as part of a previous business combination is classified as a direct financing lease or a sales-type lease when applying the lease classification guidance in Topic 842. The amendment also cross-references to other transition guidance applicable to those changes in lease classification for lessors.

-Issue 9: Certain Transition Adjustments - The amendments clarify whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period.

-Issue 10: Transition Guidance for Leases Previously Classified as Capital Leases under Topic 840 - Paragraph 842-10-65-1(r) provides guidance to lessees for leases previously classified as capital leases under Topic 840 and classified as finance leases under Topic 842. Paragraph 842-10-65-1(r)(4) provides subsequent measurement guidance before the effective date when an entity initially applies Topic 842 retrospectively to each prior reporting period, but it refers readers to the subsequent measurement guidance in Topic 840 about operating leases. It should refer them to the subsequent measurement guidance applicable to capital leases. The amendment corrects that reference.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

-Issue 11: Transition Guidance for Modifications to Leases Previously Classified as Direct Financing or Sales-Type Leases under Topic 840 - Paragraph 842-10-65-1(x) provides transition guidance applicable to lessors for leases previously classified as direct financing leases or sales-type leases under Topic 840 and classified as direct financing leases or sales-type leases under Topic 842. For modifications to those leases beginning after the effective date, paragraph 842-10-65-1(x)(4) refers readers to other applicable guidance in Topic 842 to account for the modification, specifically paragraphs 842-10-25-16 through 25- 17, depending on how the lease is classified after the modification. Stakeholders noted that it should refer to how the lease is classified before the modification to be consistent with the guidance provided in paragraphs 842-10-25-16 through 25-17. The amendment corrects that inconsistency.

-Issue 12: Transition Guidance for Sale and Leaseback Transactions - The amendments clarify that the transition guidance on sale and leaseback transactions in paragraph 842-10-65-1(aa) through (ee) applies to all sale and leaseback transactions that occur before the effective date and corrects the referencing issues noted.

-Issue 13: Impairment of Net Investment in the Lease - Paragraph 842-30-35-3 provides guidance to lessors for determining the loss allowance of the net investment in the lease and describes the cash flows that should be considered when the lessor determines that loss allowance. Stakeholders questioned whether the guidance, as written, would accelerate and improperly measure the loss allowance because the cash flows associated with the unguaranteed residual asset appear to be excluded from the evaluation. The amendment clarifies the application of the guidance for determining the loss allowance of the net investment in the lease, including the cash flows to consider in that assessment.

-Issue 14: Unguaranteed Residual Asset - The amendment clarifies that a lessor should not continue to accrete the unguaranteed residual asset to its estimated value over the remaining lease term to the extent that the lessor sells substantially all of the lease receivable associated with a direct financing lease or a sales-type lease, consistent with Topic 840.

-Issue 15: Effect of Initial Direct Costs on Rate Implicit in the Lease - The ordering of the illustration in Case C of Example 1 in paragraphs 842-30-55- 31 through 55-39 raised questions about how initial direct costs factor into determining the rate implicit in the lease for lease classification purposes for lessors only. The amendment more clearly aligns the illustration to the guidance in paragraph 842-10-25-4.

-Issue 16: Failed Sale and Leaseback Transaction - The amendment clarifies that a seller lessee in a failed sale and leaseback transaction should adjust the interest rate on its financial liability as necessary to ensure that the interest on the financial liability does not exceed the total payments (rather than the principal payments) on the financial liability. This clarification is also reflected in the relevant illustration on failed sale and leaseback transactions that is contained in Subtopic 842-40.

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

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

˙The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.

˙The lease component, if accounted for separately, would be classified as an operating lease.

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

For entities that have adopted Topic 842 before the issuance of ASU 2018-11, the transition and effective date of the amendments related to separating components of a contract in this ASU are as follows:

˙ The practical expedient may be elected either in the first reporting period following the issuance of this ASU or at the original effective date of Topic 842 for that entity.

˙ The practical expedient may be applied either retrospectively or prospectively.

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)NO

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

To improve this area of financial reporting, the new ASU:

- Requires updated assumptions for liability measurement.  Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed, and, if there is a change, updated, at least annually, with the effect recorded in net income;

- Standardizes the liability discount rate. The liability discount rate will be a standardized, market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

- Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

- Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

- Requires enhanced disclosures. They include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

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

ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals

The following disclosure requirements were removed from Topic 820:

- The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

- The policy for timing of transfers between levels;

- The valuation processes for Level 3 fair value measurements; and

- For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

-In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

- For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

- The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

- The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

-The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

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

Disclosure Requirements Deleted

- The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

- The amount and timing of plan assets expected to be returned to the employer.

- The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

- Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

- For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets.

- For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements (continued)

Disclosure Requirements Added

- The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

- An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

- The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

-The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

The ASU aligns the following requirements for capitalizing implementation costs:

- Those incurred in a hosting arrangement that is a service contract, and

-Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

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

The shareholdings of Z-Line for NSML has $Nil as at December 31, 2019 because the shareholdings of Z-Line are 100% for the Company with effective from October 8, 2019.

The shareholdings of Z-Line are 55% for the Company and 45% for NSML. The shareholdings of Z-Line for NSML has $294,872 (HKD 2,300,000) not yet paid up as at December 31, 2018.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 6. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary which was discontinued in cooperation, are incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States in 2019 and 2018. Two subsidiaries are incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the twelve months ended December 31, 2019 and 2018. Provision for Hong Kong profits tax of $1,389 has been made for the year presented as there is one subsidiary has assessable profits during the year. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the twelve months ended December 31, 2019 and 2018. Provision for PRC Income Tax has not been made for the year presented as the subsidiary has no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2019 and 2018, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	December 31, 2019	December 31, 2018

Profit/(Loss) before income tax	$(30,208)	$20,301
Temporary Difference	-	-
Permanent Difference	(286)	(2)
Taxable income (loss)	$(30,494)	$20,299
Hong Kong Income Tax rate	16.5%	16.5%
Current tax expenses	$5,032	$(3,349)
Less: Valuation allowance	(5,032)	1,960

Income tax expenses	$-	$1,389

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 6. INCOME TAXES (CONTINUED)

A reconciliation of the losses before income tax for the year ended December 31, 2019 and 2018, respectively, were attributed to operations in China, the income tax expenses consisted of the following:

	December 31, 2019	December 31, 2018

Profit/(Loss) before income tax	$85,864	$(27,529)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income/(loss)	$85,864	$(27,529)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$21,466	$6,882
Less: Valuation allowance	(24,466)	(6,882)

Income tax expenses	$-	$-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 7. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	December 31, 2019	December 31, 2018

Accrued expenses	$210,475	$249,118
Other payables	34,454	20,779

	$244,929	$269,897

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

Amount due from related parties are as follows:

	December 31, 2019	December 31, 2018

Amount due from related parties:
Hunan Zhang Zhong Wan Fu Culture Industry Company Limited	88,203	-
Hunan Zhong Zong Lian Lian Information Technology Limited Company	13,018	-
Changsha Gengtong Property Management Co., Ltd.	15	-
	$101,236	$-

Amount due to related parties are as follows:

	December 31, 2019	December 31, 2018

Amount due to related parties:
Sean Webster	259,024	60,665
Wei Zhu	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd.	194	25,883
Hunan Zhang Zhong Wan Fu Company Limited	-	2,777
Shenzhen Zong Wang Internet (Zhangsha) Company	17,638	-
Zhong He Lian Chuang	14,340	-

	$523,375	$321,504

As at December 31, 2019 and 2018 the amount due from / to related parties represent advances from shareholders of the Group and are interest free, unsecured and have no fixed repayment terms.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 9. WARRANTS LIABILITIES

	Warranty Liabilities	Total

Balance at January 1, 2018	$685,395	$685,395
Warrants expenses (reversal) for the year	(129,512)	(129,512)
Balance at December 31, 2018	$555,883	$555,883

Warrants expenses (reversal) for the year	(473,883)	(473,883)

Balance at December 31, 2019	$82,000	$82,000

NOTE 10. STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the year ended December 31, 2019 and 2018, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 11. PENSION PLANS

In 2019, the Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

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

In the year ended December 31, 2019 and 2018, the assets of the schemes are controlled by trustees and held separately from those of the Group.  In 2019, no assets are allocated to pension. Total pension cost was $Nil during year ended December 31, 2019 (2018: $Nil).

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 12. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2019 and 2018:

		Fair Value Measurements at reporting date using:
	December 31, 2019	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	873,192	873,192	-	-
Warrants Liabilities	82,000	-	82,000

		Fair Value Measurements at reporting date using:
	December 31, 2018	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	10,793	10,793	-	-
Warrants Liabilities	555,883	-	555,833

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 13. COMMITMENTS AND CONTINGENCIES

	2019	2018
	USD	USD

Current	39,815	-
Non - current	140,654	-

	180,469	-

Minimum lease payment due
Within one year	47,027	-
More than one year but not exceeding two years	47,067	-
More than two years but not exceeding five years	104,546	-
	198,640	-
Less: future finance charge	(18,171)	-

Present value of lease liabilities	180,469	-

Present value of lease liabilities
Within one year	39,815	-
More than one year but not exceeding two years	41,757	-
More than two years but not exceeding five years	98,897	-
		-
	180,469	-

The Company leases various properties and these lease liabilities were measured at the present value of the lease payments that are not yet paid.

The Company does not face a significant liquidity risk with regard to its lease liabilities. Lease liabilities are monitored within the Company’s treasury function.

Extension options are included in certain lease agreements entered by the Company. Certain periods covered by the extension options were included in these lease terms as the Company was reasonably certain to exercise the option.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2019 and December 31, 2018, the Company had received advancement of $523,375 and $321,504 from the shareholders for operating expenses.  These advancements bear no interest, no collateral and have no repayment term.

During the year ended December 31, 2019, there is a related party transaction of $27,783 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

During the year ended December 31, 2019, there is a related party transaction of $123,854 in the form of service income provided by Shenzhen Zong Wang Internet information Limited Company.

During the year ended December 31, 2019, there is a related party transaction of $40,729 in the form of consultancy service expenses provided by Hunan Zhang Zhong Wan Fu Company Limited.

During the year ended December 31, 2018, there is a related party transaction of $264 in the form of service income provided by the Company to Hunan Zong Hui Information Technology Company Limited.

NOTE 15. SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal controls over disclosure controls and procedures were not effective as of December 31, 2019.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on that assessment, it was determined that our internal controls over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2019. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	47	Director
Wei Liang	37	Director (appointed on June 14, 2016)
Wei Zhu	41	Director (appointed on March 25, 2017)
Yanfei Tang	38	Director, Chief Executive Officer, Chief Financial Officer, President, and Secretary (appointed on November 8, 2019)

Mr. Sean Webster, 47- Mr. Sean Webster had been the President and Chief Executive Officer of ZZLL Information Technology, Inc. since March 25, 2008. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May, 1999 to October 2007 he served as an Investment Advisor (Investment Dealers Association of Canada, Registered Representative) at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a BA in Economics, and a minor in Management and Commerce. On November 8, 2019 Mr. Sean Webster submitted to the Board his resignation as an officer of the Company, but he did not resign his seat on the Board of Directors.

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

Ms. Yanfei Tang, 38 - Ms. Tang has been the director, Chief Executive Officer, Chief Financial Officer, President, and Secretary of the Company.  Ms. Tang has over 15 years of experience in the international trade business and technology. Since January, 2012, she has been the General Manager of Zevo Hi-Tech Group., Ltd. of Hong Kong, S.A.R.  Ms. Tang earned a bachelor’s degree in chemistry from the University of Xiangtan in 2004.

Significant Employees

As of December 31, 2019, we have 8 full time employees.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2019, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2019, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2019, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Sean Webster (1) (2)	2019	$-	$-	$-	$-	$-	$90,000	$90,000
Director	2018	$-	$-	$-	$-	$-	$90,000	$90,000
	2017	$-	$-	$-	$-	$-	$50,000	$50,000

Wei Liang (3)	2019	$-	$-	$-	$-	$-	$-	$-
Director	2018	$-	$-	$-	$-	$-	$-	$-
	2017	$-	$-	$-	$-	$-	$-	$-
Wei Zhu (4)	2019	$-	$-	$-	$-	$-	$-	$-
Director	2018	$-	$-	$-	$-	$-	$-	$-
	2017	$-	$-	$-	$-	$-	$-	$-

Riggs Cheung (4)(5)	2018	$6,000	$-	$-	$-	$-	$-	$6,000
Director	2017	$9,000	$-	$-	$-	$-	$-	$9,000

Yanfei Tang (6)	2019	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2018	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer and Director	2017	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Webster was appointed as CEO and Director on March 25, 2008

(2) Mr. Webster resigned as CEO on November 8, 2019

(3) Mr. Liang was appointed as Director on June 14, 2016

(4) Mr. Zhu and Mr. Cheung were appointed as Director on March 25, 2017

(5) Mr. Cheung resigned as Director on September 28, 2018

(6) Ms. Yanfei Tang was appointed as CEO and Director on November 8, 2019

(7) No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

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

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2019: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,277,448 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2019. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Wei Liang (1) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%
Wei Zhu (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%
Wei Liang (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	99,850	0.492%
Wei Zhu (3) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	97,900	0.483%
All Directors and Officers as a Group	16,263,250	80.203%

All Directors, Officers and 5% Shareholders as a Group (1)	16,263,250	80.203%

(1) Applicable percentage of ownership is based on 20,277,448 shares of Common Stock outstanding as of December 31, 2019, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar right to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company as of December 31, 2019.

(2) Executive Officer

(3) Director

(a)      Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

As of December 31, 2019, Wei Liang and Wei Zhu, directors of the company controlled the largest percentage of shares of common stock.

(b)      Future Sales by Existing Shareholders

As of December 31, 2019 there are a total of 88 Stockholders of record holding 20,277,448 shares of our common stock. 16,065,500 of our outstanding shares of common stock are “restricted securities”, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2019 and December 31, 2018, the Company had received advances of $Nil and $69,531 from its shareholders for operating expenses.  These advances bear no interest, no collateral and have no repayment term.

During the FY2019, the Company issued Nil of its shares, compared to, during the FY2018, the Company issued 1,025,000 of its shares on January 31 and March 23, 2018 in lieu of consideration of $41,000.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm Lo & Kwong C.P.A. Company for the period ended December 31, 2019 and Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) during the period ended March 31, 2019 and during the years ended December 31, 2018.

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$38,337	$37,179
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total	$38,337	$37,179

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Lo & Kwong C.P.A. Company and Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited), respectively, and Centurion ZD CPA Limited in connection with statutory and regulatory filings or engagements. Audit Fees billed by Lo & Kwong C.P.A. Company and Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) and Centurion ZD CPA Limited includes audited fees for auditing our 2019 and 2018 annual financial statements and interim review respectively.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2019 or 2018.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2019 or 2018.

(4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2019 or 2018.

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

* These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections (XBRL to be filed as an amendment to this Form 10-K).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: May 14, 2020	By:	/s/ Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer