Form 10-K/A
period 2019-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-05-18
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

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

XBRL EXPLANATORY NOTE

The purpose of Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 was to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019.

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

EXHIBITS

Exhibits No.

31.1	Amended Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Amended Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Amended Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ZZLL Information Technology Inc.

Dated: May 18, 2020	By:	/s/ Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer