Form 10-K/A
period 2019-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-05-20
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE ON AMENDMENT NO. 2

The purpose of Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 was to correct Note 5's second paragraph, edits made to Note 13's first paragraph, Item 12's address and footnote correction in the table for Wei Zhu, and correction made to Exhibit 31.1-Certification.

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

As at December 31, 2010, NSML sold thier 45% shares to SAL with effective from October 8, 2019

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

The Company leases various business operation properties and these lease liabilities were measured at the present value of the lease payments that are not yet paid.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Wei Liang (1) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%
Wei Zhu (1) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%
Wei Liang (3) No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	99,850	0.492%
Wei Zhu (3) Section 8 Residence Committee Office, Leping Street, Lou Xing District, Lou Di, Hunan, PRC	97,900	0.483%
All Directors and Officers as a Group	16,263,250	80.203%

All Directors, Officers and 5% Shareholders as a Group (1)	16,263,250	80.203%

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

ZZLL Information Technology Inc.

Dated: May 20, 2020	By:	/s/ Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer