Form 10-Q
period 2020-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-06-24
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(Title of Class)

-i-

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

As of March 31, 2020, the Registrant had 20,277,448 shares of common stock issued and outstanding.

-ii-

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Consolidated Balance Sheets as of March 31, 2020 and the Year Ended December 31, 2019	2
Unaudited Consolidated Statements of Operations for the Three EndedMarch 31, 2020 and 2019	3
Unaudited Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the ThreeMonthsEnded March 31, 2020 and the Year Ended December 31, 2019	4
Unaudited Consolidated Statements of Cash Flows for the ThreeMonths Ended,March 31, 2020 and 2019	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.Quantitative and Qualitative Disclosures About Market Risks	28
Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Default upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
SIGNATURES	31

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

SEC Delayed Filing Release

The Corporation was unable to meet the normal filing deadline for this Form 10-Q for the quarter ended March 31, 2020 due to circumstances related to COVID-19. See form 8-K filed on May 6, 2020. The Corporation delayed its filing in reliance on SEC Release No. 34-88318 dated March 4, 2020, which allowed an extension on the filing due date to 45 days after the original due date.

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets:
Cash and cash equivalents		1,015,312	873,192
Amount due from related parties	7	189,136	101,236
Other receivables		1,561	1,065
Deposits and prepaid expenses		22,705	11,860
Total current assets		1,228,714	987,353

Non-current assets:
Property, plant and equipment, net		162,641	178,131
TOTAL ASSETS		1,391,355	1,165,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Warrants liabilities	8	-	82,000
Amount due to related parties	7	385,808	523,375
Other payables and accrued liabilities	6	697,014	244,929
Deferred Income		750,000	875,000
Lease liabilities	11	39,336	39,815
Income tax payable		1,389	1,389
Total current liabilities		1,873,547	1,766,508

Non-Current liabilities:
Lease liabilities	11	129,397	140,654

TOTAL LIABILITIES		2,002,944	1,907162

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, at March31, 2020 and December 31, 2019 respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		6,037	4,397
Accumulated deficit		(2,291,501)	(2,419,950)
TOTAL STOCKHOLDERS’ EQUITY		(611,589)	(741,678)
Attributable to Non-Controlling Interest		-	-
Attributable to The Group		(611,589)	(741,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,391,355	1,165,484

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Note	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Apr 15, 2011 (Inception) Through March31,2020
		$	$	$

Net Revenue		150,388	28,907	523,859
Cost of sales		(20,242)	(18,781)	(200,204)

Gross profit		130,146	10,126	323,655

Operating expenses Selling, General andadministrative expenses		(86,818)	(69,379)	(2,546,697)

Income/(Loss) from operations		43,328	(59,253)	(2,223,042)

Non-operating income		87,067	227,516	644,640
Interest Income		4	-	290
Interest expenses		(1,950)	-	(9,409)

Total non-operating income		85,121	227,516	635,521

Income/(Loss) before income taxes		128,449	168,263	(1,587,521)
Income taxes	5	-	-	1,389
Net Income/(Loss)		128,449	168,263	(1,588,910)

Non-controlling interest		-	915	35,810
Net Income/(Loss) Income attributable to the Company		128,449	169,178	(1,553,100)

Comprehensive income statement:
Net income /(Loss)		128,449	169,178	(1,553,100)
Foreign currency translation adjustment		1,640	(1,074)	6,037
Comprehensive Income /(Loss)		130,089	168,104	(1,547,063)

Basic and diluted earnings / (loss) per share of common stock		0.64cents	0.83cents	(38.58) cents

Weighted average number of common stock outstanding
- Basic and diluted *		20,277,448	20,277,448	4,025,778

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Unaudited)

					Accumulated
	Common stock		Additional	Other	deficit during the	Total
	Shares	Amount	paid-in	Comprehensive	development	stockholders'
	Outstanding*		capital	Income/(Loss)	stage	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2019	20,277,448	2,028	1,671,847	804	(2,872,550)	(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Exchange reserve	-	-	-	(1,074)	-	(1,074)
Net loss	-	-	-	-	169,178	169,178

Balance, Mar 31, 2019	20,277,448	2,028	1,671,847	270	(2,703,372)	(885,284)

Balance, Jan 1, 2020	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Issuance of common stock	-	-	-	-	-	-
Exchange reserve	-	-	-	1,640	-	1,640
Net profit	-	-	-	-	128,449	128,449

Balance, Mar 31, 2020	20,277,448	2,028	1,671,847	6,037	(2,291,501)	(611,589)

*All shares outstanding for all periods have been retroactively restated to reflect ZZLL’s 1-for-50 reverse stock split, which was effective on October 5, 2017.

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Apr 15, 2011 (inception) Through
	2020	2019	Mar 31, 2020
Cash flows used in operating activities:
Net (loss) /income	$128,449	$169.178	$(1553,100)
Adjustments to reconcile net income /(loss) to net cash used in operating activities:
Interest income	(4)	-	(290)
Interest expense	1,950	-	9,409
Depreciation and Amortization	12,224	44	39,322
Re-organization (reverse merger and spin-off)		-	(9,195)
Stock based compensation	-	-	85,000
Loss on acquisition of subsidiary's interest from NCI	-	-	10,168
Non-controlling interest	-	(915)	(35,810)
Warrant liabilities	(82,000)	(141,590)	-
Changes in assets and liabilities:
Deposits and prepayment	(10,845)	(6,066)	(22,705)
Other receivables	(496)	(742)	(1,561)
Other payables and accrued liabilities	452,085	15,281	779,043
Notes payable	-	(75,000)	-
Deferred income	(125,000)	-	750,000
Income tax payable	-	-	1,389
Net cash provided by/ (used for) operating activities	376,363	(39,810)	51,670
Cash flows used for investing activities:
Interest received	4	-	290
Disposal of subsidiary	-	-	22,942
Purchase of plant and equipment	-	-	(7,220)
Net cash used for investing activities	4	-	16,012
Cash flows provided by (used for) financing activities:
Proceed from Issuance of common stock	-	-	836,724
Payment of lease liabilities	(10,420)	-	(35,444)
Amount due from NSML	-	-	25,641
Amounts due from related parties	(87,900)	-	(189,136)
Amounts due to related parties	(137,567)	75,599	303.808
Net cash (used in)/ provided by financing activities	(235,887)	75.599	941,593

Net increase in cash	140,480	35,789	1,009,275
Effect of foreign currency translation	1,640	(1,047)	6,073
Cash – beginning of period	873,192	10,793	-
Cash – end of period	$1,015,312	$45,508	$1,015,312
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

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

NOTE 2 - DESCRIPTION OF BUSINESS

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

- The increase in worldwide digital ad spending is led by the Asia-Pacific region and specifically China.

- Branded video content reaches nearly half (46%) of all internet users. More than half of these people (54%) go on to click through to the brand’s website(Econsultancy)

- 80% of internet users recall watching a video ad on a website they visited in the past 30 days; 46% took some action after viewing the ad (Online Publishers Association)

- Video promotion is over 6 times more effective than print and online(b2bmarketing.net)

- Dr. James McQuivey ofForrester Research says a minute of video is worth 1.8 million words

- 90% of information transmitted to the brain is visual, and visuals are processed 60,000X faster in the brain than text (3M Corporation&Zabisco)

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 DESCRIPTION OF BUSINESS –CONTINUED

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

Syndicore Asia Limited is a wholly-owned subsidiary of the Company.SAL is also in the startup phase and is in the process of entering into arrangements and agreements to implement the current business plan. Syndicore Asia Limited is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. Syndicore Asia Limited will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, Syndicore Asia Limited plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 DESCRIPTION OF BUSINESS –CONTINUED

Syndicore Asia Limited – Video Syndication and E-Commerce Company – Continued

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

Up till March 31, 2020, GSTE was inactive, no longer had a useful purpose, and provided no revenue to the Company. On Dec 29, 2017, for the best interest of the Company, the Board decided to eliminate all costs in connection with GSTE, agreed not to continue GSTE and closed down with immediate effect.

Z-Line International E-Commerce Company Limited – E-CommerceCompany

Z-Line International E-Commerce Company Limited (“Z-Line”) is a 55% owned subsidiary of the Company formed under the laws of Hong Kong and incorporated on August 17, 2016.Z-Line is a Hong Kong based e-Commerce company that provides consumer-to-consumer,business-to-consumer, and business-to-business-sales services via web portals.

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

ZZLL INFORAMTION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The financial statements at March 31, 2020, atDecember 31, 2019, and for the period from April 15, 2011 (date of inception), to March 31, 2020, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred an accumulated deficits of $2,291,501 as of March 31, 2020($2,419,950 as of December 31, 2019), generated a net income of $128,449 for the three months period ended March 31, 2020 (a net profit of $169,178 for comparable period ended March 31, 2019). As of March 31, 2020, the Company has its current liabilities exceed its current assets resulting in negative working capital of $664,833 ($778,955 as of December 31, 2019). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has limited operations and is considered to be in the development stage under ASC 915-15.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Green Standard Technologies Enterprise, Inc. (1)	Nevada	100	USD 100
Syndicore Asia Limited (2)	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited (3)	Hong Kong	100	HKD 8,000,000
Hunan Syndicore Asia Limited (4)	PRC	100	HKD 10,000,000

Note:

(1) Wholly owned subsidiary of ZZLL, discontinuous as at December 29, 2017

(2) Wholly owned subsidiary of ZZLL

(3) With effective from October 8, 2019, Wholly owned subsidiary of Syndicore Asia Limited instead of 55% owned.

(4) Wholly owned subsidiary of Syndicore Asia Limited

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–CONTINUED

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.Bad debts are written off when identified.The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.The Group does not accrue interest on trade accounts receivable. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount. The Group had not experienced any bad debts during the three months period ended March 31, 2020 and 2019 respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–CONTINUED

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

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–CONTINUED

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

The total amounts for such employee benefits which were expensed were $3,028 and $4,606for the three months ended March 31, 2020 and 2019, respectively.

Product warranty

The company is the legal obligor for the warranties of the services provided to customers. Since our inception to present, we have not incurred any direct warranty expenses and accordingly, the accrual and associated expenses recognized in the financial statements has been recorded as zero.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which thosetemporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the three months period ended March 31, 2020. As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

Leases

The Company determines if an arrangement is a lease at inception of a contract. Substantially all of the Company’s leases are operating leases. A significant portion of the Company’s operating lease portfolio mainly includerenting premises. The remaining lease terms on the majority of the Company’s leases is between 2 to 5 years, some of which include options to extend the lease terms. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Operating lease right of use (“ROU”) assets are presented within long term assets, the current portion of operating lease liabilities is presented within current liabilities and the non-current portion of operating lease liabilities are presented within long term liabilities on the condensed consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset during the lease term and the lease liabilities represent the Company’s obligation to make the lease payments arising during the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operationsand cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The rate used in translation of Hong Kong dollars to US$ is a ratio of US$1.00=HK$7.80, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy.

Below is a table with foreign exchange rates used for translation:

For the three months ended and year ended (Average Rate)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Chinese Renminbi (RMB)	RMB7.00683	RMB6.90608	RMB6.71719
United States dollar ($)	$1.00000	$1.00000	$1.00000

As of (Closing Rate)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Chinese Renminbi (RMB)	RMB7.12654	RMB6.96379	RMB6.68151
United States dollar ($)	$1.00000	$1.00000	$1.00000

For the three months and year ended (Average Rate) and as of (Closing Rate)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Hong Kong (HKD)	HKD7.80000	HKD7.80000	HKD7.80000
United States dollar ($)	$1.00000	$1.00000	$1.00000

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

During the three months ended March 31, 2020 and 2019, the Group did not record any stock-based compensation expense respectively.

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

The calculation of diluted weighted average common shares outstanding for three months ended March 31, 2020 and 2019 are based on the estimate fair value of the Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

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

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	ThreeMonths Ended March 31, 2020	ThreeMonths Ended March 31, 2019
	(unaudited)	(unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net income/(loss) attributable to the Company	128,449	169,178
Denominator:
Basic weighted average shares	20,277,448	20,277,448
Effect of dilutive securities	-	-
Diluted weighted average shares	20,277,448	20,277,448
Basic earnings per share:	0.64 cents	0.83 cents
Diluted earnings per share:	0.64 cents	0.83 cents

No dilution effect due to negative stockholders’ equity for the three monthsended March 31, 2020 and 2019.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–CONTINUED

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

The adoption of the standard in the consolidated financial statements for the financial period ended March 31, 2020 will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or generated by, operating, investing, or financing activities in the Group’s consolidated statements of cash flows.

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

NOTE 5-INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company and one subsidiary, which was discontinued in cooperation, were incorporated in the United States, and are subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for three months endedMarch 31, 2020 and 2019. Two subsidiaries were incorporated in Hong Kong, and are subject to Hong Kong Profits Tax at 16.5% for the three months ended March 31, 2020 and 2019. Provision for Hong Kong profits tax has not been made for the periods presented during the periods. One subsidiary is incorporated in PRC, and is subject to PRC Income Tax at 25% for the three months periods ended March 31, 2020 and 2019.  Provision for PRC Income Tax has not been made for the year presented during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the threemonths periods ended March 31, 2020 and 2019, the Group has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -INCOME TAXES–CONTINUED

The Company did not have U.S, taxable income due to operating in Hong Kong SAR and PRC.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profits rate of 16.5% to income before income taxes is as follows:

	March 31, 2020	March 31, 2019

Lossbefore income tax	$(13)	$(7,867)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(13)	$(7,867)
Hong Kong Income Tax rate	16.5%	16.5%
Current tax credit	$2	$1,298
Less: Valuation allowance	(2)	(1,298)

Income tax expenses	$-	$-

A reconciliation for the three months ended March 31, 2020 and 2019, were attributed to operations in China, on the income tax expenses is as follows:

	March 31, 2020	March 31, 2019

Income / (Loss) before income tax	$113,982	$(16,776)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable income / (loss)	$(113,982)	$(16,776)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$28,496	$(4,194)
Less: Valuation allowance	(28,496)	4,194

Income tax expenses	$-	$-

NOTE 6- OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
	$	$
Accrued expenses	266,290	210,475
Other payables	430,724	34,454

	697,014	244,929

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- AMOUNT DUE FROM(TO) RELATED PARTIES

Amount due from related parties are as follows:

	March 31, 2020	December 31, 2019
	$	$
Amount due from related parties:
Hunan Zhang Zhong Wan Fu Culture Industry Company Limited (c)	86,310	88,203
Hunan Zhong Zong Lian Lian Information Technology Limited Company(c)	102,811	13,018
Changsha Gengtong Property Management Co., Ltd.	15	15
	189,136	101,236

Amount due to related parties:
Sean Webster (a)	110,921	259,024
Wei Zhu (a)	232,179	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	11,416	194
Shenzhen Zong Wang Internet information Limited Company	17,260	-
Shenzhen Zong Wang Internet (Zhangsha) Company (c)	-	17,638
Zhong He Lian Chuang	14,032	14,340
	385,808	523,375

As at March 31, 2020 and December 31, 2019, the amount due from (to) related parties represent advances from (to) shareholders of the Group and its related parties are interest free, unsecured and have no fixed repayment terms.

(a)Major shareholder of the Company

(b)With common shareholder

(c)With common control

NOTE 8 - WARRANTS LIABILITIES

Warranty Liabilities
$
Balance at January 1, 2019	555,883
Reversal for the year	(473,883)
Balance at December 31, 2019	82,000

Reversal for the period	(82,000)

Balance at March 31, 2020	-

NOTE 9- STOCK OPTIONS

The Group has stock option plans that allow it to grant options to its key employees. During the three months endedMarch 31, 2020 and 2019, the Company did not issue any stock options and there were no stock options being issued or outstanding.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10-FAIR VALUE MEASUREMENTS

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

SC 820 also provides guidance for determining the fair value of a financial asset when the market for that asset is not active, and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly.

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

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31 2020, and December 31, 2019:

Fair Value Measurements at reporting date using

	March 31, 2020	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	1,015,312	1,015,312	-	-

 Fair Value Measurements at reporting date using

	December 31, 2019	Quoted Price in active Markets for identical assets (level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Restricted cash	-	-	-	-
Cash and cash equivalents	873,192	873,192	-	-
Warrants Liabilities	82,000	-	82,000	-

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-COMMITMENTS AND CONTINGENCIES

	31/3/2020	31/12/2019
	USD	USD

Current	39,336	39,815
Non - current	129,397	140,654

	168,733	180,469

Minimum lease payment due
Within one year	46,098	47,027
More than one year but not exceeding two years	44,474	47,067
More than two years but not exceeding five years	94,372	104,546

Less: future finance charge	(16,211)	(18,171)

Present value of lease liabilities	168,733	180,469

Present value of lease liabilities
Within one year	39,336	39,815
More than one year but not exceeding two years	39,617	41,757
More than two years but not exceeding five years	89,780	98,897
	168,733	180,469

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

NOTE 12RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, the Company had received net advancement of $385,808 and $523,375 from the shareholders and its related parties for operating expenses. These advancements bear no interest, no collateral and have no repayment term.

During the period ended March 31, 2020, there is no related party transaction.

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

NOTE 13-SEGMENT INFORMATION

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

For the three months ended March 31, 2020 and March 31, 2019, the Company is regarded as a single operating segment, being engaged in the online retail sales and website development business. This principal activity and geographical market are substantially based in Hong Kong and the Mainland China, accordingly, no operating or geographical segment information are presented.

NOTE 14-SUBSEQUENT EVENTS

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

NOTE 15-COMPARATIVE FINANCIAL STATEMENTS

The classification of certain 2019 accounts has been changed to conform with the presentation used in 2020.

ITEM 2MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

Current Operating Results

In the three endedMarch 31, 2020 and 2019, we derived $150,388 and $28,907 revenues from our current business operations, respectively.

Syndicore Asia Limited

Syndicore Asia Limited(“SAL”)is a wholly-owned subsidiary of the Company incorporate under the Law of HKSAR. SAL is an online media company that syndicates video in a cloud-based, multimedia conduit serving a growing, global community of content creators, news outlets and leading brands. SAL will be a provider of syndicated video media to news organizations in the Asia Pacific region. In addition, SAL plans to aggregate content from the Asia Pacific region and provide it to news organizations around the world.

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

During the three months period ended March 31, 2020 and 2019, SAL has earned revenue of $125,000 and $nil, respectively, and SAL has earned $297,436 revenue during for the period from its incorporation to March 31, 2020.

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

On October 8, 2019, remaining 45% shares was transferred to Syndicore Asia Limited. Accordingly, Z-Line is a 100% owned under the Company.

Z-Line has no revenues earned during three months period ended March 31, 2020 and 2019, and from its incorporation to March 31, 2020.

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

During the three months period ended March 31, 2020 and 2019, HSAL has earned revenue of $146,637 and $28,907, respectively.

HSAL has earned $465,172revenue during the period from its incorporation to March 31, 2020.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three months Ended March31, 2020	Three months Ended March 31, 2019
	$	$
Net sales	150,388	28,907
Cost of sales	(20,242)	(18,781)
Gross profit	130,146	10,126
General and administrative and other operating expenses	(86,818)	(69,379)

Income/(Loss) from operations	43,328	(59,253)
Other non-operating income	87,067	227,516
Interest income	4
Interest expenses	(1,950)	-

Income/(Loss) before income taxes	128,449	168,263
Income taxes	-	-

Net Income / (Loss)	128,449	168,263
Non-controlling interest	-	915

Net Income / (Loss) attributable to The Group	128,449	169,178

Revenue

In the three months period ended March 31, 2020 and 2019, we derived revenues of $150,388 and $28,907 from our current operation.

Cost of Sales and Gross Profit

In the three months period ended March 31, 2020 and 2019, the cost of goods sold were $20,242 and $18,781 respectively. The gross profits were $130,146 and $10,126 from our current operation.

General and administrative expense

Total operating expenses for the three months period ended March 31, 2020 and 2019 were $86,818 and $69,379, respectively. Our operating expenses increasedby 25%.

Interest expenses

During the three months period ended March 31, 2020 and 2019, the interest expenses was $ 1,950 and $Nil respectively. It is mainly related to interest on leasing.

Income Tax

During the three months period ended March 31, 2020 and 2019, the company incurred no tax and its subsidiary has paid $Nil and $Nil tax respectively.

Net Income / (Loss) Attributable to the Group

The Company recorded a net income of $128,449 and $169,178for the three months period ended March 31, 2020 and 2019, respectively. The net income was derived after attribution of 915 loss to non-controlling interest in 2019, compare to $Nil of minority interest for the same period in 2020.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on the company to start generate its revenues and increase the capital it can raise to continue the Company’s development and expansion of its business.

The Company incurred an accumulated deficits of $2,291,501 as of March 31, 2020 ($2,419,950 as of December 31, 2019), generated a net profit of $128,449 for the three months period ended March 31, 2020 (net profit of $169,178 for comparable period ended March 31, 2019). As of March 31, 2020, the Company has its current liabilities exceed its current assets resulting in negative working capital of $644,833($778,955 as of December 31, 2019). In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Meanwhile, managementcontinue to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others. The loans are unsecured, non-interest bearing and repayable at demand.

Moreover, management has actively taken steps to revise its operating and financial requirements, which believes thatits current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

Working capital

As at March 31, 2020, the Company had a negative working capital of $644,833 with current assets of $1,228,714 and current liabilities of $1,873,547. The current assets consisted cash and cash equivalents of $1,015,312, other receivables of $1,561, deposits and prepaid expenses of $22,705 and amount due from related parties of $189,136. The current liabilities of the Company at March 31, 2020 are composed of other payables and accrued liabilities of $697,014, deferred income of $750,000,income tax payable of $1,389,lease liabilities of $39,336 and amount due to related parties of $385,808.

As at December 31, 2019, the Company had a negative working capital of $778,955 with current assets of $987,553 and current liabilities of $1,766,508. The current assets consisted cash and cash equivalents of $873,192, other receivables of $1,065,deposits and prepaid expenses of $11,860 and amount due from related parties of $101,236. The current liabilities of the Company at December 31, 2019 are composed of other payables of $244,929, warrant liabilities of $82,000, income tax payable of $1,389, deferred income of $875,000, lease liabilities of $39,815 and amount due to related parties of $523,375.

Operating activities

Net cashprovided by operating activities during the three months period ended March 31, 2020, was $376,363, compared to net cash used in operation of $39,810 for the same period in 2019. This represents an increaseof $416,173.

During the three months period ended March 31, 2020, the cash used was mainly resulted of the net profit of $128,449 and the increase of other payables and accrued liabilities of $452,085 offset by a non cash-flow reversal of warrants expenses of $82,000, and a reversal of deferred income of $125,000.

Investing Activities

Net cash provided byinvesting activities during the three months period ended March 31, 2020, was $4, compared to net cash used by operation of $nil for the same period in 2019. The cash was provide by interest income.

Financing Activities:

Net cash used in financing activities was $235,887 for the threemonths period ended March 31, 2020, compared to net cash provided by of $75,599 for the same period in 2019. This change was primarily decrease in amount due to/from related parties of $225,467 and payment of lease liabilities of $10,420during the three months period ended March 31, 2020.

As of March 31, 2020, stockholder’s equity was negative $611,589 compared to a negative equity of $741,678 at December 31, 2019.

As of March 31, 2020, the amounts due from or to related parties, represented advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms.

In the current operation, the Company explores their business strategy to generate income or profit, at the same time, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As at March 31, 2020, our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Operating lease commitments consist principally of leases for our office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

ITEM 3. QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as ofMarch 31, 2020 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  Until we are able to remedy these material weaknesses, we determined that our controls were not effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control or other factors over financial reporting that occurred during the threemonths ended March 31, 2020 or to the date we completed our evaluation, that would materially affect, or are reasonably likely to materially affect, our internal controls and procedures. Therefore, no corrective actions were taken.

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

ZZLL Information Technology Inc.

Dated: June 23, 2020	By:	/s/Yanfei Tang Yanfei Tang Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION

I, Yanfei Tang, certify that:

1. I have reviewed this Amended quarterly report on Form 10-Q of ZZLL Information Technology, Inc.;

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

Date : June 23, 2020

     By : /s/Yanfei Tang

Yanfei Tang

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Yanfei Tang, certify that:

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

Date : June 23, 2020

     By : /s/Yanfei Tang

Yanfei Tang

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-Q of ZZLL Information Technology Inc. (the “Company”) for the period ended March 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge and belief:

(1) the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date : June 23, 2020

     By : /s/Yanfei Tang

Yanfei Tang

Chief Executive Officer and Chief Financial Officer

34