Form 10-Q
period 2020-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-08-17
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2020, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2020 and 2019	2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Six Months Ended June 30, 2020 and 2019	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended, June 30, 2020 and 2019	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risks	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Default upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

i

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets:
Cash and cash equivalents		842,987	873,192
Amounts due from related parties	6	654,335	101,236
Other receivables		17,002	1,065
Deposit and prepaid expenses		14,685	11,860
Total current assets		1,529,009	987,353

Non-current assets:
Property, plant and equipment, net		48,907	5,554
Right-of-use assets, net		150,597	172,577
TOTAL ASSETS		1,728,513	1,165,484

LIABILITIES AND DEFICIT
Current liabilities:
Derivative warrant liability		-	82,000
Amounts due to related parties	6	638,705	523,375
Other payables and accrued liabilities	4	235,955	244,929
Deferred revenue		1,518,213	875,000
Lease liabilities - current		21,909	39,815
Income taxes payable		4,815	1,389
Total current liabilities		2,419,597	1,766,508

Non-current liabilities:
Lease liabilities – non-current		138,749	140,654

TOTAL LIABILITIES		2,558,346	1,907,162

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of June 30, 2020 and December 31, 2019.		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		1,980	4,397
Accumulated deficit		(2,505,688)	(2,419,950)
Stockholders’ Deficit		(829,833)	(741,678)
Non-controlling interest		-	-
TOTAL DEFICIT		(829,833)	(741,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		1,728,513	1,165,484

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Apr 15, 2011 (Inception) Through
	Note	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020

Net revenue		$52,754	$41,268	$203,142	$69,729	$576,613
Cost of sales		(147,891)	(18,036)	(168,133)	(36,527)	(348,095)

Gross profit		(95,137)	23,232	35,009	33,202	228,518

Operating expenses
Selling, general and administrative expenses		105,567	61,783	192,385	130,736	2,652,264

Income (loss) from operations		(200,704)	(38,551)	(157,376)	(97,534)	(2,423,746)

Non-operating income (loss)		(15,391)	-	71,676	227,503	629,249
Interest income		-	2	4	2	290
Interest expenses		1,980	-	30	-	(7,429)

Total non-operating income (loss)		(13,411)	2	71,710	227,505	622,110

Income (loss) before income taxes		(214,115)	(38,549)	(85,666)	129,971	(1,801,636)
Income taxes	5	72	-	72	-	1,461
Net income (loss)		(214,187)	(38,549)	(85,738)	129,971	(1,803,097)

Non-controlling interest		-	369	-	1,284	35,810
Net income (loss) attributable to the Company		$(214,187)	$(38,180)	$(85,738)	$131,255	$(1,767,287)

Comprehensive income (loss) statement:
Net income (loss)		(214,187)	(38,180)	(85,738)	131,255	(1,767,287)
Foreign currency translation adjustment		777	1,967	(2,417)	89	6,814
Comprehensive income (loss)		$(213,410)	$(36,213)	$(88,155)	$131,344	$(1,760,473)

Basic and diluted earnings (loss) per share of common stock		$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.44)

Weighted average number of common stock outstanding
- Basic and diluted		20,277,448	20,277,448	20,277,448	20,277,448	4,025,778

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Unaudited)

				Accumulated
	Common stock		Additional	Other		Total
	Shares		paid-in	Comprehensive	Accumulated	stockholders’
	Outstanding	Amount	capital	Income	deficit	equity/(deficit)

Balance January 1, 2019	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)
Currency translation adjustment	-	-	-	-	-	-
Net income	-	-	-	-	131,255	131,255

Balance June 30, 2019	20,277,448	2,028	1,671,847	804	(2,741,295)	(1,066,616)

Balance January 1, 2020	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Currency translation adjustment	-	-	-	(2,417)	-	(2,417)
Net loss	-	-	-	-	(85,738)	(85,738)

Balance June 30, 2020	20,277,448	$2,028	$1,671,847	$1,980	$(2,505,688)	$(829,833)

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2020	2019

Cash Flow from Operating Activities
Net income (loss)	$(85,738)	$131,255
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	-	(2)
Interest expense	-
Depreciation and amortization	2,993	435
Re-organization (reverse merger and spin-off)	-	-
Stock based compensation	-	-
Non-controlling interest	-	(1,284)
Warrant liability	-	(141,590)
Loss related to acquisition of remaining interest in Z-Line	-	-
Changes in assets and liabilities:
Deposit and prepayment	(2,870)	(7,380)
Other receivables	(15,938)	(3,956)
Other payables and accrued liabilities	(8,975)	59,301
Notes payable	-	(75,000)
Deferred income	643,213
Income tax payable	3,427	1,230
Cash provided by (used in) operating activities	536,112	(36,991)
Cash Flow from Investing Activities
Interest received	-	2
Disposal of subsidiary	-	-
Purchase of property, plant and equipment	(24,320)	(6,850)
Cash used in investing activities	(24,320)	(6,848)

Cash Flows from Financing Activities
Proceed from issuance of common stock	-	-
Amount due from NSML	-	-
Payment of lease liabilities	(101,811)	-
Amounts due from related parties	(654,335)	-
Amounts due to related parties	216,566	41,837
Cash provided by (used in) financing activities	(539,580)	41,837

Net Increase (Decrease) in Cash	(27,788)	(2,002)
Effect of Currency Translation	(2,417)	89
Cash at Beginning of Period	873,192	10,793
Cash at End of Period	$842,987	$8,880

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	-
Income taxes	-	-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

ZZLL Information Technology, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. The Company merged with Baoshinn International Express, Inc. on June 30, 2006 and changed its name to Green Standard Technologies, Inc. on June 17, 2005. On May 27, 2016, the Company changed its name to ZZLL Information Technology, Inc.

On April 23, 2013, the Company formed a wholly owned subsidiary, Syndicore Asia Limited (“SAL”), under the laws of Hong Kong. SAL has limited operating activities since incorporation except for holding the ownership interest in Hunan Syndicore Asia Limited (“HSAL”), an e-Commerce company organized under the laws of the People’s Republic of China (the “PRC”).

On August 18, 2016, the Company entered into a Joint Venture Agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-Commerce Company Limited (“Z-Line”) under the laws of Hong Kong. The Company owned 55% and NSML owned 45% of the equity interests of Z-Line. On October 8, 2019, the Company acquired the remaining 45% equity interests of Z-Line from NSML and Z Line became a wholly owned subsidiary of the Company. Z-Line was formed to become an e-Commerce company providing consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. Z-Line has had limited operating activities since incorporation.

Description of the Business

The Company currently operates its business through its subsidiary HSAL. HSAL is an e-Commerce company operating through its self-developed online application “Bibishengjia”. Bibishengjia is a shopping search engine that concurrently searches many shopping sites, preliminarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

On September 26, 2019, the Company, through SAL, entered into an Agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”).  Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent in order to make sales through the use of Bibishengjia. The Pretech Agreement is currently being performed.

NOTE 2 GOING CONCERN

The financial statements for the periods ended June 30, 2020 and December 31, 2019, have been prepared in accordance with generally accepted principles in the United States applicable to a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company, which had an accumulated deficit of $2,292,576 and a working capital deficit of $890,588 as of June 30, 2020, incurred losses from inception until December 31, 2019. The Company generated comprehensive net losses of $213,410 and $88,155 for the three-month and six-month periods ended June 30, 2020. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to support the Company’s operations and to maintain its business strategy to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from such offerings, we will have to find alternative sources including, loans from our officers, directors or others. Management has actively taken steps to revise its operating and financial requirements, which they believe will allow the Company to continue its operations throughout this fiscal year.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the years are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal. The Company has limited operations and is considered to be in the development stage under ASC 915-15.

The following table depicts the identity of the Company’s subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Syndicore Asia Limited (1)	Hong Kong	100	HKD 1
Z-Line International E-Commerce Limited (2)	Hong Kong	100	HKD 8,000,000
Hunan Syndicore Asia Limited (3)	PRC	100	HKD 10,000,000
Ezekiel Technology Inc. (4)	PRC	100	HKD 10,000,000

(1)	Wholly owned subsidiary of ZZLL

(2)	A wholly owned subsidiary of Syndicore Asia Limited since October 8, 2019 (previously 55% owned).

(3)	Wholly owned subsidiary of Syndicore Asia Limited
(4)	Wholly owned subsidiary of ZZLL that was formed in May 2020 (inactive at present).

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con’t)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Company currently maintains bank accounts in HK and the PRC only.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company had not experienced any bad debts during the six-month periods ended June 30, 2020 and 2019, respectively.

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

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con’t)

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

Comprehensive income(loss)

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income (loss) represents the accumulated balance of foreign currency translation adjustments of the Company.

Leases

Our executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2019 to August 27, 2021 at a monthly charge of HK$8,000 (approximately $1,040) per month. We have successfully renewed our lease in the past and do not expect any difficulty in renewing it again.

Our subsidiary, Hunan Syndicore Asia Limited, leases 682.5 square meters office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,522.83 (approximately $3,217.55) per month. The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Our recently formed subsidiary, Ezekiel Technology Inc., leases 296.93 square meters office space at Xin Li Kang Tower, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440.55 (approximately $5,205) per month. The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of facilities with remaining lease terms of approximately two to four years. The Company does not have the option to terminate the leases early.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company has combined the lease and non-lease components in determining the lease liabilities and ROU assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 29, 2018 of 5.5% for all leases that commenced prior to that date.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con’t)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
June 30, 2020
Operating Leases:
Operating leases right-of-use assets, net	$150,597

Operating leases liabilities (current)	21,908
Operating leases liabilities (non-current)	138,749
Total lease liabilities	$160,657

Weighted average remaining lease term (in years)	3
Weighted average discount rate	4.50%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of June 30, 2020, for the following five fiscal years and thereafter are as follows:

Years:	Amount
2020 (remaining)	$25,264
2021	46,480
2022	41,217
2023	43,278
2024	18,398
Total future minimum lease payments	$174,637

Foreign currency translation

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con’t)

Below is a table with foreign exchange rates used for translation:

	June 30, 2020	June 30, 2019
For the six months ended (Average Rate)
Chinese Renminbi (RMB)	RMB7.08567	RMB6.78600
United States dollar ($)	$1.00	$1.00

	June 30, 2020	June 30, 2019
As of (Closing Rate)
Chinese Renminbi (RMB)	RMB7.06564	RMB6.86670
United States dollar ($)	$1.00	$1.00

	June 30, 2020	June 30, 2019
For the six months ended (Average Rate)
Hong Kong (HKD)	HKD7.75191	HKD7.80000
United States dollar ($)	$1.00	$1.00

	June 30, 2020	June 30, 2019
As of (Closing Rate)
Hong Kong (HKD)	HKD7.75074	HKD7.80000
United States dollar ($)	$1.00	$1.00

Stock-Based Compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings per share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended June 30, 2020 and June 30, 2019 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator
Net income (loss) - basic and diluted	$209	$(62)	$259	$(39)
Denominator
Weighted average common shares- basic and diluted	5,154	5,154	5,154	5,154
Earnings (loss) per common share-basic and diluted	$0.04	$(0.01)	$0.05	$(0.01)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con’t)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements not yet adopted

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Also, for available-for-sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption by the Company of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Our condensed consolidated financial statements for the six months ended June 30, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. In July 2018, the FASB issued amendments in ASU 2018-11, which provide another transition method in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and to not apply the new guidance in the comparative periods they present in the financial statements. We adopted the standard as of January 1, 2019, using a modified retrospective transition approach and elected to use the effective date as the date of initial application. As a result of the adoption of Topic 842 on January 1, 2019, we recorded operating lease right of use (“ROU”) assets of $3.26 million and operating lease liabilities of $3.25 million. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact the Company’s beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows.

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

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

NOTE 4 OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
Accrued expenses	$201,322	$210,475
Other payables	34,456	34,454
	$235,778	$244,929

NOTE 5 INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in the United States and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for six months ended June 30, 2020 and 2019.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the six months ended June 30, 2020 and 2019. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the six months periods ended June 30, 2020 and 2019.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the six months periods ended June 30, 2020 and 2019, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

A related party is generally defined as (i) any person and their immediate families that holds 10% or more of the Company’s securities, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

NOTE 6 RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, the Company had received net advances of $638,705 and $523,375 from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	June 30, 2020	December 31, 2019
Amount due from related parties:
Hunan Zhong Zhong Hong Fu Culture Industry Company Limited (b)	$87,054	$88,203
Hunan Zhong Zhong Lian Information Technology Limited Company (b)	560,839	13,018
Hunan Zhong Hui Information Technology Limited Company (b)	6,442	-
Changsha Gengtong Property Management Co., Ltd. (b)	-	15
	$654,335	$101,236

Amount due to related parties:
Sean Webster (a)	$-	$259,024
Wei Zhu (a)	233,655	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	194
Shenzhen Zhong Wang Internet Information Limited Company (b)	17,408	17,638
Zhong He Lian Chuang (b)	14,153	14,340
Various other shareholders and directors	373,489	-

	$638,705	$523,375

As at June 30, 2020 and December 31, 2019, the amount due from (to) related parties represent advances from (to) shareholders of the Company and its related parties that are interest free, unsecured and have no fixed repayment terms.

(a) Major shareholder of the Company

(b) Under common control.

NOTE 7 FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments. Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets of liabilities in markets that are not active;

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s derivative warrant liability is classified within Level 3 of the fair value hierarchy because their fair values are estimated by utilizing valuation models and significant unobservable inputs.

There were no transfers between Level 3 and other Levels in the six months ended June 30, 2020 or for the year ended December 31, 2019.

NOTE 8 SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making Company, in deciding how to allocate resources and in assessing performance.

For the three and six months ended June 30, 2020 and June 30, 2019, the Company is regarded as a single operating segment, being engaged in the online retail sales and website development business. This principal activity and geographical market are substantially based in Hong Kong and the PRC; accordingly, no operating or geographical segment information is presented.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements.

The discussion and analysis which follows in this Quarterly Report and in other reports and documents and in oral statements made on our behalf by our management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, the impact of the spread of the COVID-19 pandemic, business conditions affecting our business and general economic conditions; our ability to generate sufficient revenues to reach profitable operations; and our need to obtain additional financing. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on our behalf should be considered in light of these factors.

We are a development stage company. We currently operate our business through our subsidiary, Hunan Syndicore Asia Limited (“HSAL”). HSAL is an e-Commerce company operating through its self-developed online application “Bibishengjia”. Bibishengjia is a shopping search engine that concurrently searches many shopping sites, preliminarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

On September 26, 2019, the Company, through SAL, entered into an Agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”).  Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretch Agreement, Pretech agreed to act as SAL’s sales agent in order to make sales through the use of Bibishengjia.  Pretech paid $1 million for the use of Bibishengjia and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through the use of Bibishengjia.  The term of the Pretch Agreement is for 24 months from the date the Pretech Agreement was entered into, extendable for another 24 months, unless a party decides to cancel at the end of the 24-month period. The Pretech Agreement is currently being performed.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition. We are an e-Commerce company whose business is based on the use of Bibishengjia, a self-developed online application. Bibishengjia is a shopping search engine that searches many shopping sites, primarily based in China, at once, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms Bibi Mall and Lianlian Nongyuan Agricultural Products Store. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. We base these estimates of expected amounts principally on historical utilization and redemption rates. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized.

Cost of sales. Cost of sales includes the cost of direct labor, merchandise, materials and installation charges on the service being provided.

Selling expenses. Selling expenses include store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters

Accounts Receivable. The majority of our accounts receivable are due from distributors (domestic and international) and retailers. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine whether an allowance is necessary by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense account. We do not accrue interest on accounts receivable past due.

Plant and equipment. Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent accounting pronouncements

Our company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables, and off-balance-sheet credit exposures, and held-to-maturity securities.  Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life.  The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

Recent Developments

The COVID-19 outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company. To date, the effects of the pandemic have not materially affected our company’s operations.

Most of our administrative functions are being performed remotely. A small crew maintains the office for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted.

To date, the pandemic has had minimal impact on our sales. The majority of our sales are made online. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $842,987 of cash and cash equivalents as of June 30, 2020.

Current Operating Results

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three Months Ended		Variance
	March 31, 2020	March 31, 2019	Amount	%
Net sales	$52,754	$41,268	11,486	28%
Cost of sales	(147,891)	(18,036)	(129,855)	720%
Gross profit	(95,137)	23,232	(118,369)	-510%
General and administrative and other operating expenses	(105,567)	(61,783)	(43,784)	71%

Income (loss) from operations	(200,704)	(38,551)	(162,153)	421%
Other non-operating income (loss)	(13,411)	-	(13,411)	N/A
Interest income	-	2	(2)	-100%

Income (loss) before income taxes	(214,115)	(38,549)	(175,566)	455%
Income taxes	(72)	-	(72)	N/A
Net loss	(214,187)	(38,549)	(175,638)	456%
Non-controlling interest	-	1,284	(1,284)	-100%
Net loss attributable to the Company	$(214,187)	$(37,265)	(176,922)	475%

Net revenue for the three months ended June 30, 2020 was $52,754, an increase of $11,468, or 28%, from net revenue of $41,268 for the three months ended June 30, 2019. The increase is attributable to an increase in revenue attributable to the operations of HSAL.

Our cost of sales increased to $147, 891 for the three months ended June 30, 2020, an increase of $129,855, or 720%, from cost of sales of $18,036 for the three months ended June 30, 2019. The increase is attributable to an increase in the operating costs of HSAL. HSAL started to operate its self-developed online application “Bibishengjia” in August 2019, which began to gain popularity in 2020. The increased costs are attributable to increased direct sales costs, platform maintenance costs and Bibishengjia APP membership development costs.

We incurred a loss of $95,137 for the three months ended June 30, 2020 as compared to gross profit of $23,232 for the three months ended June 30, 2019.

Selling, general and administrative expenses increased by $43,784, or 71%, to $105,567 for the three months ended June 30, 2020, from $61,783 for the three months ended June 30, 2019. The increase is mainly attributable to HSAL’s increased rent and increased employee salary expenses, and legal and other costs relating to the formation of Ezekiel Technology Inc. We anticipate that our selling, general and administrative expenses will continue at the same level for the remainder of 2020.

As a result of the foregoing our loss from operations increased to $200,704 567 for the three months ended June 30, 2020, from $38,551 for the three months ended June 30, 2019.

We incurred a non-operating loss of $13,411 for the three months ended June 30, 2020 compared to non-operating income of $2,000 for the three months ended June 30, 2019. In the three months ended June 30, 2019 we generated $2,000 of interest income. We incurred income taxes of $72 for the three months ended June 30, 2020 while we did not incur any income taxes in the three months ended June 30, 2019.

We recorded a net loss of $214,187 for the three months ended June 30, 2020 compared to a net loss of $38,180 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six Months Ended		Variance
	June 30, 2020	June 30, 2019	Amount	%

Net sales	$203,142	$69,729	133,413	191%
Cost of sales	(168,133)	(36,527)	(131,606)	360%
Gross profit	35,009	33,202	1,807	5%
General and administrative and other operating expenses	(192,385)	(130,736)	(61,649)	47%

Loss from operations	(157,376)	(97,534)	(59,842)	61%
Other non-operating income (loss)	71,676	227,503	(155,827)	-68%
Interest income	34	2	32	1600%
Interest expenses	-	-	-

Income (loss) before income taxes	(85,666)	129,971	(215,637)	-166%
Income taxes	(72)	-	(72)	N/A

Net income (loss)	(85,738)	129,971	(215,709)	-166%
Non-controlling interest	-	1,284	(1,284)	-100%

Net income (loss) attributable to the Company	$(85,738)	$131,255	(216,993)	-165%

Net revenue for the six months ended June 30, 2020 was $203,142, an increase of $133,413, or 191%, from net revenue of $69,729 for the six months ended June 30, 2019. The increase is attributable to an increase in revenues attributable to the operations of HSAL. Our cost of sales increased to $168,133 for the six months ended June 30, 2020, an increase of $131,606, or 360%, from cost of sales of $36,527 for the three months ended June 30, 2019. The increase is attributable to an increase in the operating costs of HSAL. HSAL started to operate its self-developed online application “Bibishengjia” in August 2019, which began to gain popularity in 2020. The increased costs are attributable to increased direct sales costs, platform maintenance costs and APP membership development costs relating to Bibishengjia.

We recorded gross profit of $35,009 for the six months ended June 30, 2020 as compared to gross profit of $33,202 for the six months ended June 30, 2019.

Selling, general and administrative expenses increased by $59,842, or 31%, to $192,385 for the six months ended June 30, 2020, from $130,736 for the six months ended June 30, 2019. The increase is mainly attributable to HSAL’s increased rent and employee salary costs.

As a result of the foregoing our loss from operations increased to $157,376 for the six months ended June 30, 2020, from $97,534 for the six months ended June 30, 2019.

We had total non-operating income of $71,710 for the six months ended June 30, 2020 compared to total non-operating income of $227,505 for the six months ended June 30, 2019. The non-operating income decrease was attributable to the expiration of derivative warrants included as a liability in the 2019 period.

We recorded a net loss of $85,738 for the six months ended June 30, 2020 compared to net income of $129,971 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had $842,987 in cash and cash equivalents and a working capital deficit of $890,588 compared with $873,182 in cash and cash equivalents and a working capital deficit of $779,155 at December 31, 2019. Our accumulated deficit at June 30, 2020 was $2,505,688.

Our auditors’ report issued in connection with our December 31, 2019 financial statements expressed an opinion that due to recurring losses from operations and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. Our current cash level raises substantial doubt about our ability to continue as a going concern substantially beyond the end of 2021. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If we do not reach operating profitability or obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

To date the Company has funded its operations by advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms. As of June 30, 2020 and December 31, 2019, the Company had received net advances of $638,705 and $523,375 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term. During the six-month period ended June 30, 2020, the cash provided was mainly from advance payments paid under the Pretech Agreement, advances from third parties for their use of Bibishengjia, and advances from Bibishengjia end users.

Management has continued to support the Company’s operations and the Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

Management has actively taken steps to revise its operating and financial requirements and believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash provided by (used for) operating activities	$536,111	$(36,991)
Net cash used for investing activities	(24,320)	(6,848)
Net cash provided by (used for) financing activities	(539,580)	41,837
Net decrease in cash and cash equivalents	$(27,789)	$(2,002)

Net cash provided by operating activities during the six months period ended June 30, 2020, was $536,111 compared to net cash used in operation of $39,810 for the same period in 2019. During the 2020 period, net cash was mainly provided by advances from Bibishengjia end users.

During the three months period ended March 31, 2020, the cash provided by operating activities was mainly due to deferred income of $643,215, advances from Bibishengjia end users, while in the 2019 period we used $36,991 in in our operating activities.

Net cash used for investing activities during the six months period ended June 30, 2020, was $24,320, compared to net cash used by investing activities of $6,848 for the same period in 2019. The cash was used for investing activities was due to the purchase of fixed assets during both periods.

Net cash used in financing activities was $539,580 for the six months ended June 30, 2020 compared to net cash provided by financing activities of $41,837 for the same period in 2019. This change was primarily due to advances of $654,335, from related parties and the payment of $101,811 of lease liabilities.

We believe our existing cash and cash equivalents on hand at June 30, 2020 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements and Contractual Obligations

As at June 30, 2020, we were not a party to any material off-balance sheet arrangements.

ITEM 3 QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms

Disclosure Controls and Internal Controls.

As provided in Rule 13a-14 under the Exchange Act, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: August 17, 2020	By:	/s/ Yanfei Tang

Yanfei Tang
Chief Executive Officer and Chief Financial Officer