Form 10-Q
period 2020-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2020-11-16
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZZLL	None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2020, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Nine-Month Periods Ended September 30, 2020 and 2019	2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2020 and 2019	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2020 and 2019	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risks	21
Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Default upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23

i

PART I - FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2020	December 31, 2019
		(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents		$914,238	$873,192
Amounts due from related parties	6	815,018	101,236
Other receivables		60,014	1,065
Deposit and prepaid expenses		53,273	11,860
Total current assets		1,842,540	987,353

Non-current assets:
Property, plant and equipment, net		348,360	178,131
TOTAL ASSETS		$2,190,903	$1,165,484

LIABILITIES AND DEFICIT
Current liabilities:
Derivative warrant liability		$-	$82,000
Amounts due to related parties	6	958,157	523,375
Other payables and accrued liabilities	4	237,666	244,929
Deferred revenue		1,491,894	875,000
Lease liabilities - current		43,387	39,815
Income taxes payable		5,419	1,389
Total current liabilities		2,736,523	1,766,508

Non-current liabilities:
Lease liabilities – non-current		260,841	140,654

TOTAL LIABILITIES		$2,997,362	$1,907,162

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of September 30, 2020 and December 31, 2019.		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		(2,716)	4,397
Accumulated deficit		(2,477,620)	(2,419,950)
Stockholders’ Deficit		(806,461)	(741,678)
TOTAL DEFICIT		(806,461)	(741,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,190,903	$1,165,484

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2020	2019	2020	2019

Net revenue		$278,988	$291,257	$482,130	$359,325
Cost of sales		(29,888)	(57,674)	(198,021)	(93,331)

Gross profit		249,100	233,583	284,109	265,994

Operating expenses
Selling, general and administrative expenses		(206,249)	(56,811)	(398,634)	(186,728)

Income (loss) from operations		42,851	176,772	(114,525)	79,266

Non-operating income (loss)		-	2,446	71,676	229,928
Interest income		-	2	4	5
Interest expenses		14,485	-	14,455	-

Total non-operating income (loss)		(14,485)	2,448	57,225	229,933

Income (loss) before income taxes		28,366	179,220	(57,300)	309,199
Income taxes	5	298	-	370	-
Net income (loss)		28,068	179,220	(57,670)	309,199

Non-controlling interest		-	113	-	1,396
Net income (loss) attributable to the Company		$28,068	$179,333	$(57,670)	$310,595

Comprehensive income (loss) statement:
Net income (loss)		28,068	179,333	(57,670)	310,595
Foreign currency translation adjustment		4,696	1,903	(7,113)	1,992
Comprehensive income (loss)		$23,372	$181,236	$(64,783)	$312,587

Basic and diluted earnings (loss) per share of common stock		$(0.00)	$0.88	$(0.00)	$1.53

Weighted average number of shares of common stock outstanding
- Basic and diluted		20,277,448	20,277,448	20,277,448	20,277,448

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Unaudited)

				Accumulated
	Common stock		Additional	Other		Total
	Shares		paid-in	Comprehensive	Accumulated	stockholders'
	Outstanding	Amount	capital	Income	deficit	equity/(deficit)

Balance January 1, 2019	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	3,593	-	3,593
Net income	-	-	-	-	452,600	452,600

Balance September 30, 2019	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Balance January 1, 2020	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	(7,113)	-	(7,113)
Net loss	-	-	-	-	(57,670)	(57,670)

Balance September 30, 2020	20,277,448	$2,028	$1,671,847	$(2,716)	$(2,477,620)	$(806,461)

ZZLL INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(Unaudited)
	Nine Months Ended September 30
	2020	2019

Cash Flow from Operating Activities
Net income (loss)	$(57,670)	$310,595
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	-	(5)
Interest expense	-
Depreciation and amortization	3,598	959

Non-controlling interest	-	(1,396)
Warrant liability	-	(141,590)

Changes in assets and liabilities:
Deposit and prepayment	(48,005)	(10,065)
Other receivables	(58,946)	2,244
Other payables and accrued liabilities	(108,500)	120,966
Notes payable	-	(75,000)
Deferred income	616,894	603,046
Income tax payable	4,030	-
Cash provided by (used in) operating activities	351,401	809,754
Cash Flow from Investing Activities
Interest received	-	5

Purchase of property, plant and equipment	(167,236)	(6,614)
Cash used in investing activities	(167,236)	(6,609)

Cash Flows from Financing Activities

Payment of lease liabilities	41,759)	-
Amounts due from related parties	(713,782)	125,912
Amounts due to related parties	536,018	80,564
Cash provided by (used in) financing activities	(136,005)	(45,348)

Net Increase (Decrease) in Cash	48,160	757,797
Effect of Currency Translation	(7,113)	1,992
Cash at Beginning of Period	873,192	10,793
Cash at End of Period	$914,239	$770,582

Supplemental Disclosures of Cash Flow Information:
Interest paid	-	-
Income taxes	-	-

See accompanying notes to unaudited consolidated financial statements

ZZLL INFORAMTION TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

ZZLL Information Technology, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. The Company merged with Baoshinn International Express, Inc. on September 30, 2006 and changed its name to Green Standard Technologies, Inc. on June 17, 2005. On May 27, 2016, the Company changed its name to ZZLL Information Technology, Inc.

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

On May 23, 2020, the Company formed a wholly owned subsidiary, Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”)~~,~~ under the laws of the PRC. Ezekiel’s operating activities are still limited.

Description of the Business

The Company currently operates its business through its subsidiary HSAL. HSAL is an e-Commerce company operating through its self-developed online application “Bibishengjia”. Bibishengjia is a shopping search engine that concurrently searches many shopping sites, primarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

On September 26, 2019, the Company, through SAL, entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”).  Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretch Agreement, Pretech agreed to act as SAL’s sales agent in order to make sales through the use of Bibishengjia.  Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through the use of Bibishengjia.  The term of the Pretech Agreement is for 24 months from the date the Pretech Agreement was entered into and is extendable for another 24 months, unless a party decides to cancel at the end of the initial 24-month period.

NOTE 2 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $2,477,620 and a working capital deficit of $893,983 as of September 30, 2020, incurred losses from inception until December 31, 2019. The Company generated comprehensive net income of $ for the three-month and nine-month periods ended September 30, 2020. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to support the Company in operation and to maintain its business strategy to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from such offerings, we will have to find alternative sources including, loans from our officers, directors or others. Management has actively taken steps to revise its operating and financial requirements, which they believe will allow the Company to continue its operations for the next 12 months.

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

The following table depicts the identity of the Company’s subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Syndicore Asia Limited (1)	Hong Kong	100	HKD	1
Z-Line International E-Commerce Limited (2)	Hong Kong	100	HKD	8,000,000
Hunan Syndicore Asia Limited (3)	PRC	100	HKD	10,000,000
Shenzhen Ezekiel Technology Co. Limited (4)	PRC	100	HKD	10,000,000

(1)	A wholly owned subsidiary of ZZLL.
(2)	A wholly owned subsidiary of Syndicore Asia Limited since October 8, 2019 (previously 55% owned).
(3)	A wholly owned subsidiary of Syndicore Asia Limited.
(4)	A wholly owned subsidiary of Syndicore Asia Limited.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company had not experienced any bad debts during the six-month periods ended September 30, 2020 and 2019, respectively.

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

Leases

Our executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2019 to August 27, 2021 at a monthly charge of HK$8,000/month (approximately US$1,040/month). We have successfully renewed our lease in the past and do not expect any difficulty in renewing it again.

Our subsidiary, Hunan Syndicore Asia Limited, leases 682.5 square meters office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,522.83/month (approximately $3,217.55/month). The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Our subsidiary, Shenzhen Ezekiel Technology Co. Limited leases 296.93 square meters office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440.55/month (approximately $5,205/month). The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

As of
September 30, 2020
Operating Leases:
Operating leases right-of-use assets, net	$309,686.27

Operating leases liabilities (current)	43,386.51
Operating leases liabilities (non-current)	260,841.10
Total lease liabilities	$304,227.61

Weighted average remaining lease term (in years)	3
Weighted average discount rate	4.50%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of September 30, 2020, for the following five fiscal years and thereafter are as follows:

Years:	Amount
2020 (remaining)	$28,367
2021	73,672
2022	107,523
2023	66,296
2024	14,898
Total future minimum lease payments	$290,756

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The rate used in translation of Hong Kong dollars to US$ is a ratio of US$1.00=HK$7.75, a fixed exchange rate maintained between Hong Kong and United States derived from the Hong Kong Monetary Authority pegging HK$ and US$ monetary policy.

Below is a table with foreign exchange rates used for translation:

	September 30, 2020		September 30, 2019
For the three months ended (average rate)
Chinese Renminbi (RMB)	RMB	7.08567	RMB	6.98906
United States dollar ($)		$1.00		$1.00

	September 30, 2020		September 30, 2019
For the nine months ended (average rate)
Chinese Renminbi (RMB)	RMB	7.06564	RMB	6.98906
United States dollar ($)		$1.00		$1.00

	September 30, 2020		September 30, 2019
As of (Closing Rate)
Chinese Renminbi (RMB)	HKD	7.75194	RMB	7.11354
United States dollar ($)		$1.00		$1.00

	September 30, 2020		September 30, 2019
For the three months and nine months ended (average rate) and as of (closing rate)
Hong Kong (HKD)	HKD	7.75074	HKD	7.80000
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings per share

Basic earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share for the periods ended September 30, 2020 and September 30, 2019 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents, which include options and convertible notes outstanding during the same period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator
Net income (loss) - basic and diluted	$28,068	$(62)	$(57,670)	$310,595

Denominator
Weighted average common shares- basic and diluted	20,277,448	20,277,448	20,277,448	20,277,448
Earnings (loss) per common share-basic and diluted	$0.0012	$(0.01)	$(0.028)	$1.53

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

Our condensed consolidated financial statements for the Nine Months ended September 30, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

NOTE 4 OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
Accrued expenses	$200,834	$210,475
Other payables	36,655	34,454
	$237,489	$244,929

NOTE 5 INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in the United States and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for nine months periods ended September 30, 2020 and 2019.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2020 and 2019. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the nine months periods ended September 30, 2020 and 2019.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the nine months periods ended September 30, 2020 and 2019, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

NOTE 6 RELATED PARTY TRANSACTIONS

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

As of September 30, 2020 and December 31, 2019, the Company had received net advances of $812,081 and $912,493 from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	September 30, 2020	December 31, 2019
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)	$86,878	$88,203
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)	717,789	13,018
Hunan Zong Hui Information Technology Limited Company (b)	7,414	-
Changsha Gengtong Property Management Co., Ltd. (b)	-	15
	$812,081	$101,236

Amount due to related parties:
Sean Webster (a)	$-	$259,024
Wei Zhu (a)	233,655	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	194
Shenzhen Zong Wang Internet Information Limited Company (b)	17,408	17,638
Zhong He Lian Chuang (b)	14,153	14,340
Shen Tian	273,788	-
Various other shareholders and directors	373,489	-
	$912,493	$523,375

As at September 30, 2020 and December 31, 2019, the amount due from (to) related parties represent advances from (to) shareholders of the Company and its related parties that are interest free, unsecured and have no fixed repayment terms.

(a)	Major shareholder of the Company.
(b)	Under common control.

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 –	Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments

There were no transfers between Level 1 and other Levels in the Nine Months ended September 30, 2020 or for the year ended December 31, 2019.

Warranty liabilities are measured at fair value at the end of each reporting period. They are classified as Level 3 financial instruments.

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

For the three and Nine Months ended September 30, 2020 and September 30, 2019, the Company is regarded as a single operating segment, being engaged in the online retail sales and website development business. This principal activity and geographical market are substantially based in Hong Kong and the PRC; accordingly, no operating or geographical segment information is presented.

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

On September 26, 2019, the Company, through SAL, entered into an Agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”).  Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretch Agreement, Pretech agreed to act as SAL’s sales agent in order to make sales through the use of Bibishengjia.  Pretech paid $1 million for the use of Bibishengjia and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through the use of Bibishengjia.  The term of the Pretch Agreement is for 24 months from the date the Pretech Agreement was entered into and is extendable for another 24 months, unless a party decides to cancel at the end of the initial 24-month period.

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

To date, the pandemic has had minimal impact on our sales. The majority of our sales are made online. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $914,238 of cash and cash equivalents as of September 30, 2020.

Current Operating Results

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three Months Ended		Variance
	September 30, 2020	September 30, 2019	Amount	%

Net sales	278,988	291,257	(12,269)	-4%
Cost of sales	(29,888)	(57,674)	27,786	-48%
Gross profit	249,100	233,583	15,517	7%
General and administrative and other operating expenses	(206,249)	(56,811)	(149,438)	263%

Income (loss) from operations	42,851	176,772	(133,921)	-76%
Other non-operating income (loss)	-	2,446	(2,446)	-100%
Interest income	-	2	(2)	-100%
Interest expenses	(14,485)	-	(14,485)	N/A

Income (loss) before income taxes	28,366	179,220	(150,854)	-84%
Income taxes	(298)	-	(298)	N/A

Net income (loss)	28,068	179,220	(151,152)	-84%
Non-controlling interest	-	113	(113)	-100%

Net income attributable to the Company	$28,068	$179,333	(151,265)	-84%

Net revenue for the three months ended September 30, 2020 was $278,988, a decrease of $12,2695 from net revenue of $291,257 for the three months ended September 30, 2019.

Our cost of sales decreased to $ 29,888 for the three months ended September 30, 2020, an decrease of $27,786, or 48%, from cost of sales of $57,674 for the three months ended September 30, 2019. The decrease is attributable to a decrease in the operating costs of HSAL.

Our gross profit increased by $15,517 to $249,100 the three months ended September 30, 2020 from $233,583 in the three months ended September 30, 2019. Our gross profit percentage was 89% the three months ended September 30, 2020 compared to 80% for the three months ended September 30, 2019.

Selling, general and administrative expenses increased by $149,438, or 263%, to $206,249 for the three months ended September 30, 2020, from $56,811 for the three months ended September 30, 2019. The increase is mainly attributable to HSAL’s increased rent expenses and increased employee salaries, and legal and rent costs relating to the establishment of Ezekiel. We anticipate that our selling, general and administrative expenses will continue at the same level for the remainder of 2020.

As a result of the foregoing our income from operations increased to $42,851 for the three months ended September 30, 2020 from $176,772 for the three months ended September 30, 2019.

In the three months ended September 30, 2020 we incurred interest expenses of $14,485 compared to interest income of $2 in three months ended September 30, 2019.

We incurred income taxes of $298 for the three months ended September 30, 2020 while we did not incur any income taxes in the three months ended September 30, 2019.

As a result we recorded net income of $28,068 for the three months ended September 30, 2020 compared to a net loss of $179,333 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine Months Ended		Variance
	September 30, 2020	September 30, 2019	Amount	%

Net sales	$482,130	$359,325	122,805	34%
Cost of sales	(198,021)	(93,331)	(104,690)	112%
Gross profit	284,109	265,994	18,115	7%
General and administrative and other operating expenses	(398,634)	(186,728)	(211,906)	113%

Income (loss) from operations	(114,525)	79,266	(193,791)	-244%
Other non-operating income	71,676	229,928	(158,252)	-69%
Interest income	4	5	(1)	-20%
Interest expenses	(14,455)	-	(14,455)	N/A

Income (loss) before income taxes	(57,300)	309,199	(366,499)	-119%
Income taxes	(370)	-	(370)	N/A

Net income (loss)	(57,670)	309,199	(366,869)	-119%
Non-controlling interest	-	1,396	(1,396)	-100%

Net income (loss) attributable to the Company	$(57,670)	$310,595	$(368,265)	-119%

Net revenue for the nine months ended September 30, 2020 was $482,143, an increase of $122,805, or 34%, from net revenue of $359,325 for the nine months ended September 30, 2019. The increase is attributable to an increase in revenues attributable to the operations of HSAL.

Our cost of sales increased to $198,021 for the nine months ended September 30, 2020, an increase of $104,690, or 112%, from cost of sales of $93,331 for the nine months ended September 30, 2019. The increased costs are attributable to increased direct sales costs, platform maintenance costs and APP membership development costs relating to Bibishengjia HSAL started to operate “Bibishengjia” in August 2019, which began to gain popularity in 2020.

Our gross profit increased by $18,115 to $284,109 the nine months ended September 30, 2020 from $265,994 in the nine months ended September 30, 2019. Our gross profit percentage was 58% the nine months ended September 30, 2020 compared to 74% for the nine months ended September 30, 2019.

Selling, general and administrative expenses increased by $211,906, or 113%, to $398,634 for the nine months ended September 30, 2020, from $186,728 for the nine months ended September 30, 2019. The increase is mainly attributable to HSAL’s increased rent expenses and increased employee salaries and Ezekiel’s rent expenses.

Our loss from operations increased to $114,525 for the nine months ended September 30, 2020 compared to income from operations of $79,266 for the nine months ended September 30, 2019.

We had total non-operating income of $71,676 for the nine months ended September 30, 2020 compared to total non-operating income of $229,928 for the nine months ended September 30, 2019. The decrease in non-operating income was attributable to the decline in the value of derivative warrants included as a liability during this period. As the warrant value decreases the Company records unrecognized gains in its statement of operations.

As a result of the foregoing r recorded a net loss of $57,670 for the nine months ended September 30, 2020 compared to net income of $310,585 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had $914,238 in cash and cash equivalents and a working capital deficit of $893,983 compared with $873,192 in cash and cash equivalents and a working capital deficit of $779,155 at December 31, 2019. Our accumulated deficit at September 30, 2020 was $2,477,620.

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

To date the Company has funded its operations by advances from related parties of the Company which are interest free, unsecured, and have no fixed repayment terms. As of September 30, 2020 and December 31, 2019, the Company had received net advances of $812,081 and $912,493 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term. During the nine-month period ended September 30, 2020, the cash provided was mainly from advance payments paid under the Pretech Agreement and cash generated from the operation of Bibishengjia.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash provided by (used for) operating activities	$351,401	$809,754
Net cash used for investing activities	(167,236)	(6,609)
Net cash provided by (used for) financing activities	(136,005)	(45,348)
Net increase in cash and cash equivalents	$48,160)	$757,797

Net cash provided by operating activities during the nine months ended September 30, 2020, was $351,401 compared to net cash used in operation of $809,754 for the same period in 2019. During the 2020 period, net cash was mainly provided by advances from Bibishengjia end users.

Net cash used for investing activities during the nine months ended September 30, 2020, was $167,236 compared to net cash used by investing activities of $6,609 for the same period in 2019. The cash used for investing activities relate to the purchase of fixed assets during both periods.

Net cash used in financing activities was $136,005 for the nine months ended September 30, 2020 compared to net cash provided by financing activities of $45,348 for the same period in 2019. This change was primarily due to advances of $177,764, from related parties.

We believe our existing cash and cash equivalents on hand at September 30, 2020 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements and Contractual Obligations

As at September 30, 2020, we were not a party to any material off-balance sheet arrangements.

ITEM 3 QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms

Disclosure Controls and Internal Controls.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

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

ITEM 1A: RISK FACTORS

Our executive offices and those of our subsidiary Z-Line are located in Hong Kong and may be affected by recent political, social and economic conditions in Hong Kong.

Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong provide Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. The Hong Kong protests that begun in 2019 are ongoing g. These protests were triggered by the introduction of the Fugitive Offenders amendment bill by the Hong Kong government. If enacted, the bill would have allowed the extradition of criminal fugitives who are wanted in territories with which Hong Kong does not currently have extradition agreements, including mainland China. This led to concerns that the bill would subject Hong Kong residents and visitors to the jurisdiction and legal system of mainland China, thereby undermining the region’s autonomy and people’s civil liberties. Various sectors of the Hong Kong economy have been adversely affected as the protests turned increasingly violent. Most notably, the airline, retail, and real estate sectors have seen their sales decline. Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure that the ongoing protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

Recently, in response to national security legislation adopted by the Chinese government, the U.S. Secretary of State certified to the U.S. Congress on May 27, 2020 that Hong Kong no longer maintains a sufficient degree of autonomy from China to warrant special treatment by the U.S. While such certification, and subsequent statements made by the U.S. President relating to Hong Kong’s status, do not have an immediate impact on Hong Kong for trade or other purposes, these recent actions represent an escalation in political and trade tensions involving the U.S, China and Hong Kong. It is possible that the U.S. government may take future measures to impose stricter export controls or duties on shipments made to Hong Kong, add additional parties to the Entity List, or reduce preferential treatment currently accorded to Hong Kong, which could harm our business, increase the cost of conducting our operations in Hong Kong or result in retaliatory actions against U.S. interests. While we have not been materially impacted by these problems to date, continued deterioration in political, social or economic conditions in Hong Kong or future unforeseen problems, including health pandemics, could result in business interruptions, substantially delayed or lost sales or increased expenses that cannot be passed on to customers, any of which could ultimately have a material adverse effect on our business and financial results.

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

ZZLL Information Technology Inc.

Dated: November 16, 2020	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer