Form 10-K
period 2020-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2021-04-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-134991

ZZLL INFORMATION TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1847396
(State of Incorporation)	(IRS Employer Identification No.)

Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(+852) 3705 1571

(Registrant’s Telephone Number, Including Country Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	ZZLL	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T (§232.405.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2020 was approximately $345,713.76 based upon the closing price of $0.12 of the registrant’s common stock on the OTC Bulletin Board.

The number of shares of Registrant’s Common Stock outstanding as of April 8, 2021 was 20,277,448.

-i-

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

-ii-

PART I

As used throughout this Annual Report, the terms “ZZLL”, “Company”, “we”, “us”, “our” or “Registrant” refer to ZZLL Information Technology Inc. and its subsidiaries.

Item 1. Business

Background

We were incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. and we subsequently merged with Baoshinn International Express, Inc. and changed our name to Baoshinn Corporation on January 10, 2006. We changed our name to Green Standard Technologies, Inc. on June 17, 2015. On May 19, 2016, we changed our name to ZZLL Information Technology, Inc. (the “Company”).

On April 23, 2013, we formed a wholly owned subsidiary, Syndicore Asia Limited (“SAL”) under the laws of Hong Kong. SAL has had limited operating activities since incorporation except for holding our ownership interest in Hunan Syndicore Asia Limited (“HSAL”), an e-Commerce company organized under the laws of the People’s Republic of China (the “PRC”).

On August 18, 2016, we entered into a joint venture agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-Commerce Company Limited (“Z-Line”) under the laws of Hong Kong. We initially owned 55% and NSML owned 45% of the equity interests in Z-Line, which was formed to provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. On October 8, 2019, we acquired the remaining 45% equity interest in Z-Line from NSML and Z Line became a wholly owned subsidiary of our company. Z-Line has had limited operating activities since incorporation.

On May 23, 2020, we formed a wholly owned subsidiary, Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”) under the laws of the PRC.

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel. The structure of our corporate organization is as follows:

Description of the Business

HSAL’s e-Commerce business

HSAL is an e-Commerce company that developed an online application “Bibishengjia”. Bibishengjia is a shopping search engine that concurrently searches many shopping sites, primarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. The shopping sites included in the Bibishengjia search engine pay us commissions for directing customers to their sites. Additionally, if a seller on a shopping site offers a rebate to the shopping site for purchases made from such seller, the shopping site typically shares such rebates with the search engine that directed the customer to the shopping site. Besides directing traffic to shopping sites, Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. Bibi Mall and Lianlian Nongyuan Agricultural Products Store do not take possession of the products and use third party delivery services to pick up the products sold from vendors and deliver the goods to customers directly. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

Ezekiel’s petroleum based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum based products sold to third parties which are stored in the supplier’s designated warehouse and is not responsible for delivery to the customers.

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as the owner and operator, machines at locations in cities where they already received licenses to sell lottery tickets.

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1375. We currently generate revenue from sales of our machines to third parties. If and when we are able to install machines, as the owner and operator, we will generate revenue from the fees Ezekiel retains on all lottery ticket sales made by the machines, and fees collected from the cellphone charging station.

Our Strategy

HSAL’s e-Commerce business

We have been focusing on blue-collar millennials living in second and third tier cities in China as our targeted customers and will continue to expand our footprint in such geographic areas. We also plan to include white collar millennials living in these cities as targeted customers. Our internally conducted survey indicates that office workers are interested in value shopping due to limitations on their disposable income.

Ezekiel’s petroleum based products distribution business

Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel plans to establish itself as a reliable distributor by offering quality products and services. Accordingly, it believes that developing and maintaining relationships with large state-owned suppliers and reputable privately-owned suppliers is a key to its business. Management believes that maintaining relationship with Ezekiel’s customers is also critical to its future success because substantially all of its sales in 2020 came from one large customer, who management believes may continue to place purchase orders for large quantity of products. We also plan to develop more customers and to increase the size of our business through referrals and from our existing network of connections.

Ezekiel’s multi-function lottery ticket machine business

Ezekiel purchases custom-made multi-function lottery ticket machines from third parties, which dispense lottery tickets as well as providing low-cost fast and safe services attractive to millennials, such as cell phone charging services and access to online shopping search engine services. Ezekiel sells the machines to third parties and also plans to install and retain ownership of machines at locations in cities where it has received licenses to sell lottery tickets. Besides dispensing lottery tickets which the owner takes 7-8% of the ticket sale price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. We have received sales licenses in several second and third tier cities in China where competition for lottery tickets sales and lottery tickets machines is manageable. Our plan is to increase sales and our market shares in these cities and use our successful stories in these cities to win trust and business in more cities in the future.

Markets and Customers

HSAL’s e-Commerce business

HSAL’s primary customers are blue-collar workers in their 20’s and 30’s living in second and third tier cities in China who are sensitive to product prices. We also plan to include white collar millennials living in these cities as targeted customers. According to data published by Sina Finance, about 61.58% of newly-added customers of major e-commerce websites in China during the 2019 holiday seasons were millennials living in third tier cities. The published data indicates 63.4% of the population in third tier cities in China prefer online shopping with a shopping frequency of 5.8 times per month. We intend to capitalize on these trends and demographics in our future marketing initiatives.

Ezekiel’s petroleum based products distribution business

Asphalt production is concentrated in the eastern part of China, and according to Caihui News, the demand gap in the western part of the country continues to expand. According to our estimates, the annual demand for asphalt by one of our large state-owned customers in the Xi’an area, will reach 3.5 million tons in 2021.

Our suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies who provide stable and high quality products to us. Purchasers of our goods are mainly state-owned enterprises with good credit.

For the year ended December 31, 2020, one customer located in the city of Qingdao accounted for 87.16% of our total revenue, and one state-owned supplier located in the city Zhoushan accounted for 92.11% of our purchases.

Ezekiel’s multi-function lottery tickets machine business

Lotteries are generally conducted to promote public welfare in the PRC and are uniformly operated and actively encouraged by the state. Depending on the type of the program, laws in the PRC mandate that a certain percentage of the lottery tickets sales will be used by the government to support state projects. Sports lotteries support national sports projects and welfare lotteries support the progress of social welfare such as state-run assisted living programs and orphanages. Data published by the China Welfare Lottery official website indicates that only 20%~30% of the annual lottery tickets sales in China are made through self-service methods (e.g. online sales), while in developed countries in Europe and the United States instant scratch-off lottery tickets account for 60% of the market share and self-service terminals are widely available. China’s scratch-off lottery tickets only account for 6% of the Chinese lottery market share. We believe that the market for self-service terminal-based lottery ticket sales is potentially large and that significant growth can be anticipated as the use of self-service machines become more popular and gain market acceptance.

Marketing and Promotion

HSAL’s e-Commerce business

We formed a partnership in March 2020 with the government of Hunan Province to help market local products on the Bibi Mall and Lianlian Nongyuan Agricultural Products Store on the bibishengjia APP. These products are otherwise hard to sell due to transportation and other logistical limitations.

We have historically promoted our APP on local TV programs and host community gatherings to share shopping experiences. In the third quarter of 2020, we started to promote the bibishengjia APP through “Momo”, a free social search and instant messaging mobile app with over 100 million monthly active live streaming users as of September 2020. We believe that mobile streaming media will accelerate our growth in the future. We registered bibishengjia on Momo and have hired streamers/influencers who promote bibishengjia in their live streaming studios.

Ezekiel’s petroleum based products distribution business

Because our suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies, we believe that we quickly became known for our stable and high-quality products. The entry barrier for this business is relatively high and we believe that an established business may not be easily duplicated by competitors. Ezekiel’s management team members have established personal relationships with suppliers and customers, and we aim to maintain these relationships as well as develop new relationships using personal connections and other industry resources in order to further establish ourselves and gain additional customers.

Ezekiel’s multi-function lottery tickets machine business

We currently rely on trade shows to promote our machines to third party buyers. In addition to selling to third parties, we also plan to install the multi-function lottery ticket machines at strategically chosen second or third tier cities. The colorful moving images of lottery tickets on the LED screens of the machines help to attract customers . We have been exploring opportunities in many provinces and cities across the country with the goal of installing our own machines or selling machines to third parties in these locations.

Competition

HSAL’s e-Commerce business

The shopping search e-commerce industry itself is a service industry and our App does not have distinguishable competitive advantage other than offering users the ability to purchase products at advantageous prices. Many non-shopping search e-commerce platforms now offer discounts on their products and large e-commerce platforms such as taobao, JD, Pinduoduo, etc. have also created platforms that offer shopping search functions. As the competition in e-commerce increases , we believe that accurate traffic capture platforms with a traffic guidance model such as bibishengjia will offer unique advantages and gain popularity.

Ezekiel’s petroleum based products distribution business

Our competitive advantage is that our suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies who provide stable and high quality products to us. However, we are in the early stages of business development and do not have an established reputation in the industry. In addition, costs for petroleum based products are significant and because our funds are limited, the scale of our business growth may be restricted.

Ezekiel’s multi-function lottery tickets machine business

According to market surveys, China’s population accounts for about 19% of the world population, but accounts for only about 2% of global lottery sales. Only 10% of the population in China have purchased lottery tickets compared with more than 75% of the populations in developed countries such as the United States, France, and Japan, according to data published on the China Welfare Lottery official website. Currently in China, lottery tickets are mainly sold in ticket offices by sales people. In the developed countries, however, lottery ticket machines with self-service functions are installed in supermarkets, convenience stores, subways and other public places. We believe that the self-service lottery sales model will be the leading channel in the development of China’s lottery industry. Based on our survey, individuals who purchase lottery tickets in China at present have not formed the habit of buying lottery tickets from automatic terminals. Most customers still prefer to visit a physical lottery ticket sales office to meet like-minded people and enjoy tickets analysis services offered by the ticket sales offices. We may also encounter the problem that operating a lottery ticket machine may be challenging for some individuals.

In the Chinese lottery market, only lotteries permitted by the state can legally sell lottery tickets and lottery issuing agencies all are government-owned institutions. In addition to selling tickets themselves, lottery issuing agencies also authorize third parties to sell tickets. Competition among the lottery issuing agencies is fierce, and competition among their authorized lottery machine owners/operators is fierce as well.

We are currently competing against other lottery machine sellers. However, our custom-made multi-function lottery machines offer features and expanded applications that we believe the other machines don’t have, including a cellphone charger, a disinfectant wipes dispenser and a web shopping function. Paper currency transactions are not available on our machines. Customers can choose to use the online payment tool Alipay or the online social media WeChat to make contact-less purchases of lottery tickets. If a lottery player wins a prize, he can use the “scan code to redeem” function to redeem prizes on the spot. The prizes will be credited to the winner’s account in real time and the redemption process is safe and fast. If, as planned we install and operate the machines as an owner, , we will face competition from other lottery ticket dispensing machines that are also licensed to dispense tickets in the same city and from existing lottery ticket offices.. We will aim to gain a competitive advantages over other lottery machines through the promotion of the expanded applications on our machines.

Regulatory Compliance

Because substantially all of our business is conducted within the PRC, our operations are subject to regulations imposed by both the PRC and local governments. These include:

Regulations on Sales of Lottery Tickets and Lottery Ticket Machines. The lottery industry is heavily regulated in the PRC. Pursuant to the Lottery Administrative Regulations and the Detailed Rules for the Implementation of Lottery Administrative Regulations, the issuance of lottery tickets requires the State Council’s special permission. Lottery issuing agencies, lottery sales agencies and licensed lottery tickets sales companies must follow detailed rules in making lottery tickets sales, including a prohibition against false advertisements, unfair competition, selling lottery tickets to minors and selling lottery tickets on credit. Lottery equipment and related technical services must meet the standards prescribed by the law. A lottery sales company may sell lottery tickets only after it has received a lottery sales license from the lottery sales agencies. Licensed lottery tickets sales companies must meet specific qualification requirements, such as capital and location requirements, non-criminal records requirements and creditworthiness requirements. Licensed lottery tickets sales companies must also entered into a form contract formulated by the Ministry of Civil Affairs and other national government agencies in order to become qualified. The form contract has to specifically set forth the provision and management of the lottery machines.

Regulations on Annual Inspection. In accordance with relevant PRC laws, all types of enterprises incorporated under PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign invested enterprises are subject to annual inspections conducted by other applicable PRC governmental authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different governmental authorities, the Measures on Implementing Joint Annual Inspection on Foreign-invested Enterprises issued in 1998 by State Administration of Foreign Exchange (“SAFE”), together with six other ministries, stipulated that foreign-invested enterprises must participate in an annual inspection jointly conducted by all relevant PRC governmental authorities.

Regulations on Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Industry and Commerce (“SAIC”) and the SAFE and other relevant PRC governmental authorities, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as US dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi. On August 29, 2008, SAFE promulgated a circular regulating the conversion by a foreign-invested company of its registered capital in foreign currency into Renminbi by restricting how the converted Renminbi may be used. This circular stipulates that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China. Violations of this circular can result in severe penalties, including monetary fines.

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its approved total investment amount and its approved “registered capital amount”.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions. In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicle. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities.

Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including being prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to its offshore parent or affiliate, and restrictions on the ability to contribute additional capital from the offshore entity to the PRC entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulation of Overseas Listings. On August 8, 2006, The Ministry of Commerce of the People’s Republic of China (“MOFCOM”), China Securities Regulatory Commission (the “CSRC”), the State-owned Assets Supervision and Administration Commission, State Administration of Taxation (the “SAT”), the SAIC and SAFE jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules. Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of variable interest entity agreements.

Regulations of Dividend Distribution. Under current applicable laws and regulations, each of our consolidated PRC entities may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to deposit at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year into its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends.

Regulations Relating to Taxation. The PRC Enterprise Income Tax Law applies a 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except to the extent tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and 50% or more of the senior management or directors having voting rights.

Seasonality

Our management believes that our operations are not currently subject to seasonal influences, except during the two-week period before the “Singles’ Day” (November 11) and Chinese New Year’s Day our bibishengjia online sales increase.

Employees

As of December 31, 2020, we had a total of 18 employees working in China, performing sales, operational and administrative functions and 2 employees in Hong Kong, performing managerial functions. We believe we have a good relationship with our employees. We have taken necessary precautions in response to the COVID-19 outbreak, including offering employees flexibility to work from home and mandatory social distancing requirements in the workplace.

Item 1A. Risk Factors

Not Applicable as a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2019 to August 27, 2021 at a monthly charge of HK$8,000 per month (approximately US$1,040 per month). We have successfully renewed our lease in the past and do not expect any difficulty in renewing it again.

Our subsidiary, Hunan Syndicore Asia Limited, leases approximately a 683 square meters office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,523 per month (approximately $3,218 per month). The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Our subsidiary, Shenzhen Ezekiel Technology Co. Limited leases a 297 square meter office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440 per month (approximately $5,205 per month). The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

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

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2020, was $0.1200.

As of December 31, 2020, we had approximately 84 shareholders of record who held 20,277,448 shares of the Company’s common stock. This does not include shareholders whose shares are held in street or nominee names.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis which follows in this Annual Report may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our future financial results, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, the impact of the spread of the COVID-19 pandemic, business conditions affecting our business and general economic conditions; our ability to generate sufficient revenues to reach profitable operations; and our need to obtain additional financing. The forward-looking statements contained in this Annual Report and made elsewhere by or on our behalf should be considered in light of these factors.

We currently operate our business through our subsidiaries, HSAL, SAL and Ezekiel.

HSAL’s e-Commerce business

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

On September 26, 2019, we, through SAL, entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretch Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The term of the Pretech Agreement is for 24 months from the date the Pretech Agreement was entered into and is extendable for another 24 months, unless a party decides to cancel at the end of the initial 24-month period. Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech. When users browse the Bibishengjia APP, they are able to click on the Pretech hyperlink and be directed to Pretech’s own site where they can make purchases of Pretech’s products. Additional features and functions may be added to the APP according to the Pretech’s needs, markets conditions and additional requirements upon separate agreement between the parties, either in conjunction with the needs of SAL and HSAL or specifically for Pretech. On October 26, 2020, the Pretch Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia directly for 7 years. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity.

In addition to our own marketing and promotional efforts and Pretech’s sales support, in the third quarter of 2020, we started to promote the Bibishengjia APP through “Momo” by using live streaming. We believe the mobile streaming media will accelerate our growth in the future.

Ezekiel’s petroleum based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum based products which are stored in the supplier’s designated warehouse and is not responsible for delivery to the customers.

Ezekiel’s multi-function lottery tickets machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as the owner and operator, machines at locations in cities where they already received licenses to sell lottery tickets.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company, which had an accumulated deficit of $2,647,886 and a working capital deficit of $1,084,519 as of December 31, 2020, has incurred operating losses since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition.

We adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services, net of value-added tax. We determine revenue recognition through the following steps:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s petroleum-based product distribution business generates revenue from its sales. Ezekiel’s multi-function lottery ticket machine business generates revenue from the sale of machines to third parties.

Cost of sales. Cost of sales includes the cost of direct labor, merchandise and materials.

Selling expenses. Selling expenses include advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

General and administrative expenses. General and administrative expenses include rent,salaries, business registration fees, telephone and utilities costs, and office miscellaneous expenses.

Accounts Receivable. We don’t have any accounts receivable in this period. For our e-commence segment, our customers are required to pay while placing their orders per our policy, and therefore we don’t record any accounts receivable. The payment under the Pretech Agreement was paid in full upon signing. Lump sum payments are required to be made for our petroleum based products and our multi-function lottery machines per our sales policy, and therefore we don’t incur any material accounts receivable.

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

Most of our administrative functions are being performed remotely. A small crew maintains each of our three offices for those functions that cannot be handled remotely. Our ability to collect money, pay bills, handle customer and consumer communications, schedule production, and order ingredients necessary for our production has not been impacted.

To date, the pandemic has had minimal impact on our sales. The majority of our sales are made online. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position, remains stable with approximately $932,102 of cash and cash equivalents as of December 31, 2020.

Segment Reporting

In 2020 we were engaged in two business segments, the e-commerce business, consisting of HSAL and SAL’s e-commerce operation, and trading business covering Ezekiel’s sales of petroleum based products and multi-function lottery machines. In 2019 we operated in one segment, our e-Commerce segment.

	Gross Revenue	Percentage
E-commerce Segment	$530,197.00	12%
Trading Segment	$3,978,506.00	88%

Consolidated total	$4,508,703.00	100%

Result of Operations

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Full year Ended		Variance
	December 31, 2020	December 31, 2019	Amount	%

Net sales	$4,508,703	$277,099	4,231,604	1,527%

Cost of revenues	(4,266,850)	(142,288)	(4,124,562)	2,899%

Gross profit	241,853	134,811	107,042	79%
General and administrative and other operating expenses	(676,983)	(228,588)	(448,395)	196%

Loss from operations	(435,130)	(93,777)	(341,353)	364%

Other non-operating income	228,251	-	228,251	N/A

Other Expenses	(156,575)	553,622	(710,198)	-128%

Interest income	5	-	5	N/A

Interest expenses	(23,378)	(7,245)	(16,133)	223%

Income (loss) before income taxes	(386,827)	452,600	(839,427)	-185%

Income taxes	-	-	-	-

Net income (loss)	(386,827)	452,600	(839,427)	-185%

Net revenue for the year ended December 31, 2020 was $4,508,703, an increase of $4,231,604, or 1,527%, from net revenue of $277,099 for the year ended December 31, 2019. The increase is primarily attributable to an increase in revenues from the operations of Ezekiel that entered the business of selling petroleum-based products and the sales of multi-function lottery ticket machines in 2020. In 2020, Ezekiel recorded net revenues of $ 3,929,643 from the sale of petroleum-based products and revenues of $44,416 from the sale of multi-function lottery tickets machines. Bibiishengjia’s platform generated revenues of $530,197 in the year ended December 31, 2020 compared to revenues of $277,099 in the year ended December 31, 2019.

Our cost of revenues increased to $4,266,850 for the year ended December 31, 2020, an increase of $4,124,562, or 2,899%, from $142,288 for the year ended December 31, 2019. The increased costs are primarily attributable to Ezekiel’s sales of petroleum based products. In 2020, Ezekiel has cost of revenues of $3,3933,942 and the e-Commerce cost of revenues were $332,908.

Our gross profit increased by $107,042, or 79%, to $241,853 in the year ended December 31, 2020 from $134,811 in the year ended December 31, 2019. Our gross profit percentage was 5.36% in the year ended December 31, 2020 compared to 48.65% in the year ended December 31, 2019. In 2019, our sole business was HSAL’s bibishengjia e-commerce business which typically has a high gross profit margin. In 2020, we started the business of selling petroleum-based products and the lottery machines., which have high costs of goods sold and caused the gross profit to drop significantly. Ezekiel’s gross profit was $197,289 in 2020 and the e-Commerce segment’s gross profit was $44,564.

Selling, general and administrative expenses increased by $448,395, or 196%, to $676,983 in the year ended December 31, 2020, from $228,588 in the year ended December 31, 2019. The increase is mainly attributable to increased rent expenses and increased employee salaries.

Our loss from operations increased to $435,130 for the year ended December 31, 2020 compared to a loss from operations of $93,777 for the year ended December 31, 2019.

We had non-operating income of $228,251 in the year ended December 31, 2020 compared to non-operating expense of -$553,622 in the year ended December 31, 2019. In 2019. we recorded $473,883 of non-operating income related to the reversal of warrant issuance expense incurred in 2018 and recorded $82,000 of non-operating income related to the reversal of such warrant issuance expense. In 2018, we issued an aggregate of 1,025,000 units consisting of shares of our common stock and warrants exercisable for a period of two years at an exercise price per share of $0.05. The warrants expired without any exercise in 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had $932,102 in cash and cash equivalents and a working capital deficit of $1,243,548 compared with $873,192 in cash and cash equivalents and a working capital deficit of $779,155 at December 31, 2019. Our accumulated deficit at December 31, 2020 was $2,806,777.

To date the Company has funded its operations by advances from related parties which are interest free, unsecured, and have no fixed repayment terms and in 2020 from cash provided from operations including the prepayment made under the Pretech Agreement. As of December 31, 2020 and December 31, 2019, the Company had received net advances of $1,157,601 and $523,375 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

Management has continued to support the Company’s operations and the Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

As of December 31, 2020 and December 31, 2019, the Company reported related party receivables in the aggregate amount of $779,768 and $101,236, respectively, due from Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”) and Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”), respectively. 100% of equity interests of Hong Fu and Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. The amount due from Hong Fu, which is a loan in the principal amount of RMB 600,000 (approximately $88,203) for a two-year term beginning on July 1, 2019 and free of interest. The amount due from Lianlian in 2020, which is a loan with the principal amount of RMB 4,500,000 (approximately $ 689,675) for a two-year term beginning on January 1, 2020 and free of interest. The $13,018 due from Lianlian in 2019, is free of interests and due on demand. All of these loans were made in the ordinary course of business.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	Full year Ended December 31, 2020	Full year Ended December 31, 2019
Net cash provided by (used for) operating activities	$81,124	$789,523
Net cash used for investing activities	(152,724)	(6,328)
Net cash provided by (used for) financing activities	117,683	75,611
Net increase (decrease) in cash and cash equivalents	$46,083	$858,806

Net cash provided by operating activities during the year ended December 31, 2020, was $81,124 compared to net cash used in operation of $789,523 in 2019. During 2020 period, net cash was mainly provided by prepayment in the amount of $631,067 made by Pretech under the Pretech Agreement.

Net cash used for investing activities during the year ended December 31, 2020, was $152,724 compared to net cash used by investing activities of $6,328 in 2019. The cash used for investing activities relate to the purchase of fixed assets, consisting of right of use asset (rent), furniture and lottery machines in 2020.

Net cash provided by financing activities was $117,683 for the year ended December 31, 2020 compared to net cash provided by financing activities of $75,611 in 2019. This change was primarily due to advances of $59,468 from related parties.

We believe our existing cash and cash equivalents on hand at December 31, 2020 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2020 and 2018.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of the Independent Registered Public Accounting Firm, and our Financial Statements and accompanying Notes to the Financial Statements that are filed as part of the report, are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)as of the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2020. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	49	Director
Wei Liang	39	Director
Wei Zhu	43	Director
Yanfei Tang	40	Director, Chief Executive and Financial Officer, President, and Secretary

Mr. Sean Webster has been a director of the Company since March 2008. From March 2008 until November 2019, he served as President and Chief Executive Officer of our company. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May 1999 to October 2007 he served as an Investment Advisor at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a BA in Economics, and a minor in Management and Commerce.

Mr. Wei Liang has served as a director since June 2016. He is an engineer with over 15 years’ experience in e-Business system design, computer engineering, internet framework and system design, implementation and management, specifically in banking e-Business systems. Mr. Liang also has expertise in design and development of electronic platforms for education. Since April 2015, Mr. Liang has acted as Managing Director of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, from March 2013 to April 2015, Mr. Liang was the Managing Director of Hunan Ming Da Educational Technology Company Limited. Mr. Liang was the Principal of Lou Di City Electronic Technology Vocational College from 2011 to 2013. From 2004 to 2011, Mr. Liang was an Engineer with the Lou Di City Bureau of Education.  Mr. Liang earned a Bachelors degree in Computers from the University of Nanchang in 2008 and a Masters degree in Computer Engineering from the University of Jilin in 2011.

Mr. Wei Zhu has served as a director since March 2017. Since April 2015, Mr. Zhu has been the president and co-founder of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position and since 2008, Mr. Zhu and his partner started another company in home security industry, Hunan Zhongdun Security Intelligent & Technology Co., Ltd. and held the position of General Manager. From 2006 to 2008, Mr. Zhu was the manager of Hunan Shichuang Decoration Engineering Co., Ltd, a decoration and renovation firm, manager with Industrial and Commercial Bank of China, manager with Agricultural Bank of China, and manager with Bank of China. Mr. Zhu earned an EMBA from Tsinghua University.

Ms. Yanfei Tang has been a director, Chief Executive Officer, Chief Financial Officer, President, and Secretary of the Company since November 2019.  Ms. Tang has over 15 years of experience in the international trade business and technology. Since January 2012, she has also served as the General Manager of Zevo Hi-Tech Group., Ltd. of Hong Kong, S.A.R., a company engaged in international trade in consumer electronics. Ms. Tang earned a bachelor’s degree in chemistry from the University of Xiangtan in 2004.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2020, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2020, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2020, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Ms. Yanfei Tang, Chief Executive Officer, ZZLL Information Technology, Inc., Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

Summary Compensation Table

Name and Principal Position (3)		Salary	Deferred Compensation	Bonus	Stock Awards	Option and Warrant Awards	All Other Compensation	Total

Sean Webster (1)	2020	$-	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	2019	$-	$-	$-	$-	$-	$90,000	$90,000

Yanfei Tang (2)	2020	$-	$-	$-	$-	$-	$90,000	$90,000
Chief Executive Officer, Chief Financial Officer and Director	2019	$-	$-	$-	$-	$-	$15,000	$15,000

(1)	Mr. Webster resigned as CEO on November 8, 2019
(2)	Ms. Yanfei Tang was appointed as CEO and Director on November 8, 2019
(3)	No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

Option / SAR Grants

The Company currently has no option plans.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 8, 2021: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,277,448 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following April 8, 2021. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Wei Liang No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	9,363,750	46.178%

Wei Zhu No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%

All Directors and Officers as a Group (4 persons)	17,396,500	85.792%

(1)	Applicable percentage of ownership is based on 20,277,448 shares of Common Stock outstanding as of April 8, 2021. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of April 8, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar rights to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company.

As of April 8, 2021, there were a total of 84 stockholders of record holding 20,277,448 shares of our common stock.

During 2020, the Company did not issue any additional shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2020 and 2019, the Company had lent $779,768 and 101,236, respectively, to businesses controlled by the Company’s principal shareholders.

As of December 31, 2020 and 2019, the Company had received net advances of $1,157,601 and $523,375, respectively, from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	December 31, 2020	December 31, 2019
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$90,093	$88,203
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)	689,675	13,018
Changsha Gengtong Property Management Co., Ltd. (b)	-	15
	$779,768	$101,236

Amount due to related parties:
Sean Webster	$-	$259,024
Wei Zhu (a)	233,603	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	194
Shenzhen Zong Wang Internet Information Limited Company (b)	18,843	17,638
Zhong He Lian Chuang (b)	15,319	14,340
Shen Tian (c)	496,814	-
Various other shareholders and directors	393,022	-
	$1,157,601	$523,375
(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 to June 30, 2021, free of interests.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interests. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interest and due on demand.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm WWC C.P.A. Company for the period ended December 31, 2020 and our former auditors, Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) during the year ended December 31, 2019.

	December 31, 2020	December 31, 2019
Audit Fees (1)	$31,700	$38,337
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$31,700	$38,337

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

A list of the financial information included herein, are included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)(3) Exhibits. The list of Exhibits filed as a part of this Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: April 15, 2021	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yanfei Tang	Director and Chief Executive Officer	April 15, 2021
Yanfei Tang	(Principal Executive Officer) and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Wei Liang	Director	April 15, 2021
Wei Liang

/s/ Wei Zhu	Director	April 15, 2021
Wei Zhu

/s/ Sean Webster	Director	April 15, 2021
Sean Webster

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation	Exhibits with the corresponding numbers, filed with our registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006.

3.2	Certificate of Amendment to Articles of Incorporation

3.3	Certificate of Amendment to Articles of Incorporation

3.4	Certificate of Amendment to Articles of Incorporation

3.5	Certificate of Amendment to Articles of Incorporation

3.6	Certificate of Amendment to Articles of Incorporation

3.7	By-Laws	Exhibits with the corresponding numbers, filed with our registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006.

10.1	Sales Agency Agreement by and between SYNDICORE ASIA LIMITED and PRETECH INTERNATIONAL CO., LIMITED dated September 26, 2019

10.2	Amended and Restated Sales Agency Agreement by and between SYNDICORE ASIA LIMITED and PRETECH INTERNATIONAL CO., LIMITED dated October 26, 2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

ZZLL Information Technology Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To:	The Stockholders and the Board of Directors of

ZZLL Information Technology Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZZLL Information Technology Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred a substantial loss during the year ended December 31, 2020 and had a working capital deficit and accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans to address this substantial doubt is set forth in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to the accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

The critical audit matter related to the Company’s revenues, and customer deposit(s) - current and customer deposit(s) – long-term. The principal considerations in determining that this was a critical audit matter was that this account requires significant subjective judgment, estimation, and complexity; proper revenue recognition in the account requires review of contractual terms and conditions, independent re-assessment of the performance obligations, evaluation of the application of prices to the performance obligations, and evaluation of future contractual obligations. We addressed this critical auditing matter by testing the reasonableness of the Company’s accounting policy, by considering the logic, testing them against the terms within contracts with customers, as well as the Company’s assumptions against other similar businesses in the same or comparable industries. We independently reperformed the revenue recognition process, examined internal and external third-party evidence, and independently confirmed transaction details with the third parties. The outcome of our testing provided adequate evidence to support our audit opinion. We believe that the Company should invest additional resources to this process in the future to avoid the risk of material misstatement. The accounts that are affected by these critical matters are revenue, customer deposit(s) (current and long-term), and the related disclosures found in Note 2 – Significant Accounting Policies – Revenue Recognition.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since June 10, 2020.

San Mateo, California

April 15, 2021

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of

ZZLL Information Technology Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZZLL Information Technology Inc. (the “Company”) and its subsidiaries (collectively referred as the “Group”) as of December 31, 2019 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial doubt about the Company’s ability to continue as a going concern

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

/s/ Lo and Kwong C.P.A. & Co.

Lo and Kwong C.P.A. & Co.

We have served as the Company’s auditor since fiscal year 2019.

8/F., Catic Plaza

8 Causeway Road

Causeway Bay

Hong Kong

14 May 2020

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

	Note	As of December 31, 2020	As of December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents		$932,102	$873,192
Amounts due from related parties	6	779,768	101,236
Other receivables		34,982	1,065
Inventory		42,617	-
Deposit and prepaid expenses		7,752	11,860
Total current assets		1,797,221	987,353

Long-term assets:
Property, plant and equipment, net		17,325	178,131
Operating leases right-of-use assets, net		291,550
Other Assets		16,219	-
Total non-current Assets		325,094	178,131
TOTAL ASSETS		$2,122,315	$1,165,484

LIABILITIES AND DEFICIT
Current liabilities:
Other Payables		$105,419	$82,000
Accounts Payable		-	-
Amounts due to related parties	6	1,157,601	523,375
Accrued liabilities	4	201,815	244,929
Customer deposit(s) - current		823,337	875,000
Lease liabilities - current		65,648	39,815
Income taxes payable		4,219	1,389
Total current liabilities		2,358,039	1,766,508

Long-term liabilities:
Customer deposit(s) – long-term		682,730
Lease liabilities – non-current		197,224	140,654

TOTAL LIABILITIES		$3,237,993	$1,907,162

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding, as of December 31, 2020 and December 31, 2019.		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of December 31, 2020 and December 31, 2019, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		17,224	4,397
Accumulated deficit		(2,806,777)	(2,419,950)
TOTAL STOCKHOLDERS’ DEFICIT		(1,115,678)	(741,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,122,315	$1,165,484

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	For the year ended December 31, 2020	For the year ended December 31, 2019

Net revenue		$4,508,703	$277,099
Cost of sales		4,266,850	142,288

Gross profit		241,853	134,811

Operating expenses
Selling expenses		66,251	-
Advertising expense		-	-
General and administrative expenses		610,732	228,588

Loss from operations		(435,130)	(93,777)

Non-operating income (expense)		-	-
Interest expenses		(23,378)	(7,245)
Interest income		5	286
Other income		228,251	-
Other expense		(156,575)	553,336

Income (loss) before income taxes		(386,827)	452,600

Income taxes	5	-	-

Net (loss) income		(386,827)	452,600

Other comprehensive income (loss)
Foreign currency translation adjustment		(12,827)	3,593
Comprehensive (loss) income		$(374,001)	$456,193

Basic and diluted earnings (loss) per share of common stock		$(0.02)	$0.02

Weighted average number of shares of common stock outstanding
- Basic and diluted		20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Common stock		Additional	Accumulated Other		Total
	Shares Outstanding	Amount	paid-in capital	Comprehensive Income	Accumulated deficit	Stockholders’ deficit

Balance January 1, 2019	20,277,448	$2,028	$1,671,847	$804	$(2,872,550)	$(1,197,871)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	3,593	-	3,593
Net income	-	-	-	-	452,600	452,600

Balance December 31, 2019	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Balance January 1, 2020	20,277,448	2,028	1,671,847	4,397	(2,419,950)	(741,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	12,827	-	12,827
Net loss	-	-	-	-	(386,827)	(386,827)

Balance December 31, 2020	20,277,448	$2,028	$1,671,847	$17,224	$(2,806,777)	$(1,115,678)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	For the year ended Dec 31, 2020	For the year ended Dec 31, 2019
Cash Flow from Operating Activities
Net (Loss) Income	$(386,827)	$452,600
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,762	27,098
Interest expense	-	7,245
Change in fair value of the warrants	(82,000)	(473,883)
Loss on acquisition of subsidiary’s interest in Z-Line International E-Commerce Company Limited	-	10,168
Interest income	-	(286)
Changes in assets and liabilities:
Deposit and prepayment	4,108	(11,860)
Other receivables	(33,917)	3,409
Other payables and accrued liabilities	(17,282)	(24,968)
Notes payable	-	(75,000)
Deferred revenue	631,067	875,000
Inventory	(42,617)	-
Income tax payable	2,830	-
Cash provided by operating activities	81,124	789,523
Cash Flow from Investing Activities
Interest received	-	286
Purchase of property, plant and equipment	(152,724)	(6,614)
Cash used in investing activities	(152,724)	(6,328)

Cash Flows from Financing Activities
Payment of lease liabilities – current	105,419	-
Payment of lease liabilities – long term	56,570	(25,024)
Amounts due from related parties	(678,532)	(101,236)
Amounts due to related parties	634,226	201,871
Cash provided by financing activities	117,683	75,611

Net Increase in Cash	46,083	858,806
Effect of Currency Translation	12,827	3,593
Cash at Beginning of Period	873,192	10,793
Cash at End of Period	$932,102	$873,192

Supplemental Disclosures of Cash Flow Information:
Interest paid	23,378	-
Income taxes paid	-	-
Interest received	5	-

See accompanying notes to the consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US Dollars)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. and we subsequently merged with Baoshinn International Express, Inc. and changed our name to Baoshinn Corporation on January 10, 2006. We changed our name to Green Standard Technologies, Inc. on June 17, 2015. On May 19, 2016, we changed our name to ZZLL Information Technology, Inc. (the “Company”).

On April 23, 2013, we formed a wholly owned subsidiary, Syndicore Asia Limited (“SAL”) under the laws of Hong Kong. SAL has had limited operating activities since incorporation except for holding our ownership interest in Hunan Syndicore Asia Limited (“HSAL”), an e-Commerce company organized under the laws of the People’s Republic of China (the “PRC”).

On August 18, 2016, we entered into a joint venture agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-Commerce Company Limited (“Z-Line”) under the laws of Hong Kong. We initially owned 55% and NSML owned 45% of the equity interests in Z-Line, which was formed to provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. On October 8, 2019, we acquired the remaining 45% equity interest in Z-Line from NSML and Z Line became a wholly owned subsidiary of our company. Z-Line has had limited operating activities since incorporation.

On May 23, 2020, we formed a wholly owned subsidiary, Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”) under the laws of the PRC.

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel.

NOTE 2. DESCRIPTION OF BUSINESS

HSAL’s e-Commerce business

HSAL is an e-Commerce company that developed an online application “Bibishengjia”. Bibishengjia is a shopping search engine that concurrently searches many shopping sites, primarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. The shopping sites included in the Bibishengjia search engine pay us commissions for directing customers to their sites. Additionally, if a seller on a shopping site offers a rebate to the shopping site for purchases made from such seller, the shopping site typically shares such rebates with the search engine that directed the customer to the shopping site. Besides directing traffic to shopping sites, Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. Bibi Mall and Lianlian Nongyuan Agricultural Products Store do not take possession of the products and use third party delivery services to pick up the products sold from vendors and deliver the goods to customers directly. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

Ezekiel’s petroleum based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum based products sold to third parties which are stored in the supplier’s designated warehouse and is not responsible for delivery to the customers.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as the owner and operator, machines at locations in cities where they already received licenses to sell lottery tickets.

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1375. We currently generate revenue from sales of our machines to third parties. If and when we are able to install machines, as the owner and operator, we will generate revenue from the fees Ezekiel retains on all lottery ticket sales made by the machines, and fees collected from the cellphone charging station.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $2,647,886 and a working capital deficit of $1,084,519 as of December 31, 2020, incurred losses from inception until December 31, 2020. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The following table depicts the identity of the Company’s subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Syndicore Asia Limited (1)	Hong Kong	100	HKD	1
Z-Line International E-Commerce Limited (2)	Hong Kong	100	HKD	8,000,000
Hunan Syndicore Asia Limited (3)	PRC	100	HKD	10,000,000
Shenzhen Ezekiel Technology Co. Limited (3)	PRC	100	HKD	10,000,000

(1)	A wholly owned subsidiary of ZZLL.

(2)	A wholly owned subsidiary of Syndicore Asia Limited since October 8, 2019 (previously 55% owned).

(3)	A wholly owned subsidiary of Syndicore Asia Limited.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts for the year ended December 31, 2020 and 2019, respectively.

Inventories

Inventories consisting of lottery machines, are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the years ended December 31, 2020 and 2019.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Property, Plant and Equipment

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

Customer advances and deposits

The subsidiary SAL received prepayment for a 7-year agreement with Pretech. The Company has recognized the prepayment in a straight line 7-year schedule until the agreement terms are fully delivered. This prepayment has been recorded as a customer deposit.

Another subsidiary HSAL received prepayments from customers for eggs and other various products. The Company records these receipts as customer advances and deposits until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenue.

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all subsequent ASUs that modified ASC 606 on April 1, 2017 using the full retrospective method which requires the Company to present the financial statements for all periods as if Topic 606 had been applied to all prior periods. Revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract; and

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

In applying ASC 606, the Company recognizes revenue when the Company has negotiated the terms of the transaction, set forth the sales price, transferred of possession of the product to the customer, determined that the customer does not have the right to return the product, determined that the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer.

SAL received prepayment of the full consideration of $1,000,000 under the Pretech Agreement in two installments in 2019 and 2020. The Company recognized such prepayment in a straight line 7-year schedule because the Pretech Agreement has a 7- year term. Of such full consideration, $143,733 was recorded as current customer advances and $682,730 was recorded as long-term customer advances as of December 31, 2020. An aggregate amount of $179,666 was recognized as revenue in 2019 and 2020 and $826,463 is outstanding and yet to be recognized.

Cost of Sales

Cost of sales is mainly comprised of costs of multi-function lottery tickets machines, petroleum-based products, and various agriculture products.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Selling Expense

Selling expense is mainly comprised of advertising and promotion cost on the Company’s online application “Bibishengjia”.

General and administrative expense is mainly comprised of rent, salary, business registration fees, telephone and utilities costs, and office miscellaneous expenses.

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

Comprehensive income(loss)

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income (loss) represents the accumulated balance of foreign currency translation adjustments of the Company.

Leases

The Company’s executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2019 to August 27, 2021 at a monthly charge of HK$8,000 per month (approximately US$1,031 per month). The Company has successfully renewed its lease in the past and does not expect any difficulty in renewing it again.

Hunan Syndicore Asia Limited, leases 682.5 square meters of office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,523 per month (approximately $3,264 per month). The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Shenzhen Ezekiel Technology Co. Limited leases 296.93 square meters of office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440 per month (approximately $5,281 per month). The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

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

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 29, 2018 of 4.5% for all leases that commenced prior to that date.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

	The Years Ended December 31,
	2020	2019
Right-of-use assets	$291,550	$178,131
Lease payment liability-current	105,419	39,815
Lease payment liability-non current	197,224	140,654
Total lease payment liability	$302,643	$180,469

The remaining lease term and discount rate for the operating lease for office were as follows as of December 31, 2020:

Remaining lease term (years)	4
Discount rate	4.5%

For the years ended December 31, 2020, the lease expense was as follows in 2020:

For the Year Ended December 31, 2020
Operating lease cost	$94,134
Short-term lease cost
Total	$94,134

Cash payment for operating lease under ASC 842 in the year of 2020 was $94,134.

For the years ended December 31, 2019, rental expenses based on ASC 840 were $23,274.

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of December 31, 2020:

2021	$116,825
2022	115,304
2023 and thereafter	91,063
Total lease payments	323,192
Less: imputed interest	(20,549)
Present value of lease liabilities	$302,643

Foreign currency translation

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States Dollars (“US$”). The functional currencies of the Company’s two business segments based in the PRC is Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”), respectively. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to US$ is a ratio of US$1.00 = RMB 6.90013. The average rate used in translation of HKD to US$ is a ratio of US$1.00 = HKD 7.75576.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Below is a table with foreign exchange rates used for translation:

	December 31, 2020		December 31, 2019
Average Yearly(average rate)
Chinese Renminbi (RMB)	RMB	6.90013	RMB	6.90608
United States dollar ($)		$1.00		$1.00

	December 31, 2020		December 31, 2019
Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.52765	RMB	6.96379
United States dollar ($)		$1.00		$1.00

Average yearly (average rate)	December 31, 2020		December 31, 2019
Hong Kong dollar (HKD)	HKD	7.75576	HKD	7.8000
United States dollar ($)		$1.00		$1.00

	December 31, 2020		December 31, 2019
Year Ended (Closing rate)
Hong Kong dollar (HKD)	HKD	7.75249	HKD	7.8000
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Full year Ended December 31, 2020	Full year Ended December 31, 2019
Numerator
Net income (loss) -	$(386,827)	$452,600

Denominator
Weighted average common shares-basic	20,277,448	20,277,448
Earnings (loss) per common share-basic	$(0.02)	$0.02

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting pronouncements adopted

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

Our condensed consolidated financial statements for the Full year ended December 31, 2020 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the year ended December 31, 2020 and 2019.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2020 and 2019. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the year ended December 31, 2020 and 2019.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2020 and 2019, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	As of December 31, 2020	As of December 31, 2019
Accrued expenses	$201,815	$210,475
Other payables	-	34,454
	$201,815	$244,929

NOTE 7. AMOUNT DUE FROM/TO RELATED PARTIES

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

As of December 31, 2020 and 2019, the Company had lent $779,768 and 101,236, respectively, in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of December 31, 2020 and 2019, the Company had received net advances of $1,157,601 and $523,375 from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	December 31, 2020	December 31, 2019
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$90,093	$88,203
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)	689,675	13,018
Changsha Gengtong Property Management Co., Ltd. (b)	-	15
	$779,768	$101,236

Amount due to related parties:
Sean Webster	$-	$259,024
Wei Zhu (a)	233,603	232,179
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	194
Shenzhen Zong Wang Internet Information Limited Company (b)	18,843	17,638
Zhong He Lian Chuang (b)	15,319	14,340
Shen Tian (c)	496,814	-
Various other shareholders and directors	393,022	-
	$1,157,601	$523,375

(a)	Major shareholder of the Company.

(b)	Under common control.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 to June 30, 2021, free of interests.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interests. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interests and due on demand.

NOTE 8.  WARRANTS

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant to two shareholders at a rate of $0.04 per unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant to three shareholders at a rate of $0.04 per unit. The warrant exercise price is $0.05 for one common share and it is valid for a two years period after the subscription date.

All of the warrants issued in 2018 were un-exercised and expired in 2020.

	Warranty Liabilities	Total

Balance at January 1, 2019	$555,883	$555,883
Warrants expenses (reversal) for the year	(473,883)	(473,883)
Balance at December 31, 2019	$82,000	$82,000

Warrants expenses (reversal) for the year	(82,000)	(82,000)

Balance at December 31, 2020	$0	$0

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

STOCK OPTIONS

During the year ended December 31, 2020 and 2019, the Company did not issue any stock options and there were no stock options issued or outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

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

There were no transfers between Level 1 and other Levels during the years ended December 31, 2020 and 2019.

NOTE 10 SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making Company, in deciding how to allocate resources and in assessing performance.

General Information of Reportable Segments:

The Company operates in two reportable segments: e-commerce and trading. The e-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum-based products and multi-function lottery machines. To date, there were no inter-segment revenues between our two segments. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

For year ended December 31, 2020	e-Commerce	Trading		All other		Total
Revenues	$530,197		$3,978,506	$		$4,508,703
Cost of revenues	$(332,908)		$(3,933,942)		$-	$(4,266,850)
Gross profit (loss)	$197,289		$44,564	$		$241,853
Selling and marketing	$66,251	$		$		$66,251
General and administrative	$117,312		$302,064		$191,356	$610,732
Operating income (loss)	$13,726		$(257,500)		$(191,356)	$(435,130)

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of December 31, 2020 and for the year ended December 31, 2020.

Revenues	Year ended December 31, 2020
Total revenues from reportable segments	$4,508,703
Elimination of inter segments revenues	(0)
Total consolidated revenues	$4,508,703

Profit or loss
Total income (loss) from reportable segments	$(243,774)
Elimination of inter segments profit or loss	(0)
Unallocated amount:
Other corporation expense	(143,053)
Total consolidate net loss	$(386,827)

Assets
Total assets from reportable segments	$2,119,040
Unallocated amount:
Other unallocated assets – Holding Company	3,275
Other unallocated assets –	-
Total consolidated assets	$2,122,315

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 11 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC, Hong Kong. As of December 31, 2020 and 2019, $932,102 and $873,192, respectively, were deposited in major financial institutions located in Mainland China, and Hong Kong Special Administration. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

Currency convertibility risk

Significant part of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets, to the Company through loans, advances or cash dividends.

Major customers

The Company engages in e-commerce and trading businesses in the PRC. All revenues were generated from customers located in the PRC. The customer who accounted for 10% or more of total revenues for the year ended December 31, 2020 and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		For the Year Ended December 31,		As of December 31,
		2020		2020
Customer	Segment	Trading	Percentage of Total Sales	Account Receivable
Customer A	Trading - Mixed Asphalt	$3,929,643	87.16%	$0

For the year ended December 31, 2019, there were no customers who accounted for 10% or more of the Company’s sales.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Major vendors

For the year ended December 31, 2020, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		For the Year Ended December 31,		As of December 31,
		2020		2020
Supplier	Segment	Purchases	Percentage of total Purchases	Account Payable
Supplier A	Trading - Mixed Asphalt	$3,930,132	92.11%	$0

For the year ended December 31, 2019, there were no vendors who accounted for 10% or more of the Company’s purchases.

NOTE 12. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through the date the consolidated financial statements are issued. There were no subsequent events requiring adjustment or disclosure in the consolidated financial statements.