Form 10-Q
period 2021-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2021-05-24
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

i

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

	Note	As of March 31, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents		$156,454	$932,102
Amounts due from related parties	6	356,294	779,768
Other receivables		47,123	34,982
Inventory		44,247	42,617
Deposit and prepaid expenses		5,338,416	7,752
Prepaid taxes		11,740	-
Total current assets		5,954,274	1,797,221

Long-term assets:
Property, plant and equipment, net		17,048	17,325
Operating leases right-of-use assets, net		261,128	291,550
Other assets		2,058	16,219
Total non-current assets		280,234	325,094
TOTAL ASSETS		$6,234,508	$2,122,315

LIABILITIES AND DEFICIT
Current liabilities:
Other payables		$41,219	$65,648
Accounts Payable		-	-
Amounts due to related parties	6	1,317,643	1,157,601
Accrued liabilities	4	201,815	201,815
Deferred income - current		4,740,569	823,337
Lease liabilities - current		103,614	105,419
Income taxes payable		11,909	4,219
Total current liabilities		6,416,769	2,358,039

Long-term liabilities:
Lease liabilities – non-current		171,050	197,224
Deferred income– long-term		646,797	682,730

TOTAL LIABILITIES		$7,234,616	$3,237,993

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of March 31, 2021 and March 31, 2020.			-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of March 31, 2021 and March 31, 2020, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		17,658	17,224
Accumulated deficit		(2,691,641)	(2,806,777)
TOTAL STOCKHOLDERS’ DEFICIT		(1,000,108)	(1,115,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$6,234,508	$2,122,315

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	For the Quarter ended March 31, 2021	For the Quarter ended March 31, 2020

Net revenue		$380,376	$150,388
Cost of sales		(9,243)	(20,242)

Gross profit		371,133	130,146

Operating expenses

General and administrative expenses		(245,436)	(86,818)

Income/(loss) from operations		125,697	43,328

Non-operating income (expense)			-
Interest expenses		(3,174)	(1,950)
Interest income		2	4
Other income		325	87,067
Other expense		(7,714)	-

Income (loss) before income taxes		115,136	128,449

Income taxes	5	-	-

Net income		115,136	128,449

Foreign currency translation adjustment		(434)	1,640
Comprehensive income		$114,702	$130,089

Basic and diluted earnings per share of common stock		$0.0057	$0.0064

Weighted average number of shares of common stock outstanding
- Basic and diluted		20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Shares		paid-in	Comprehensive	development	stockholders’
	Outstanding*	Amount	capital	Income(loss)	stage	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2020	20,277,448	$2,028	$1,671,847	$4,397	$(2,419,950)	$(741,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	12,827	-	12,827
Net loss	-	-	-	-	(386,827)	(386,827)
Balance Dec 31, 2020	20,277,448	2,028	1,671,847	17,224	(2,806,777)	(1,115,678)

Balance Jan 1, 2021	20,277,448	2,028	1,671,847	17,224	(2,806,777)	(1,115,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	434	-	434
Net profit	-	-	-	-	115,136	115,136
Balance Mar 31, 2021	20,277,448	2,028	1,671,847	17,658	(2,691,641)	(1,000,108)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	For the quarter ended Mar 31, 2021	For the quarter ended Mar 31, 2020
Cash Flow from Operating Activities
Net Income	$115,136	$128,449
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	(666)	12,224
Interest expense	-	1,950
Change in fair value of the warrants	-	(82,000)
Interest income	-	(4)
Changes in assets and liabilities:
Deposit and prepayments	(5,330,664)	(10,845)
Other receivables	(12,141)	(496)
Other payables and accrued liabilities	(24,428)	452,085
Notes payable	-	-
Deferred revenue	3,881.299	(125,000)
Inventory	(1,630)
Income tax payable	(4,051)	-
Cash provided by (used for) operating activities	(1,377,145)	376,363
Cash Flow from Investing Activities
Interest received	-	4
Purchase of property, plant and equipment	45,526
Cash used in investing activities	45,526	4

Cash Flows from Financing Activities
Payment of lease liabilities – current	(1,805)
Payment of lease liabilities – long term	(26,174)	(10,420)
Amounts due from related parties	423,474	(87,900)
Amounts due to related parties	160,042	(137,567)
Cash provided by financing activities	555,537	(235,887)

Net increase (decrease) in cash	(776,082)	140,480
Currency translation adjustment	434	1,640
Cash at Beginning of Period	932,102	873,192
Cash at End of Period	$156,454	$1,015,312

Supplemental Disclosures of Cash Flow Information:
Interest received	2	-
Interest paid	3,174	-
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. and we subsequently merged with Baoshinn International Express, Inc. and changed our name to Baoshinn Corporation on January 10, 2006. We changed our name to Green Standard Technologies, Inc. on June 17, 2015 andon May 19, 2016, we changed our name to ZZLL Information Technology, Inc. (the “Company”).

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

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel. SAL and HSAL’s businesses constitute our e-commerce business segment and Ezekiel’s business belongs to our trading business segment. The e-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum based products and multi-function lottery machines.

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

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow Ezekiel’s machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as the owner and operator, machines at locations in cities where they already received licenses to sell lottery tickets.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $2,691,641 and a working capital deficit of $462,495 as of March 31, 2021, incurred losses from inception until March 31, 2021. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts during the quarters ended March 31, 2021 and 2020.

Inventories

Inventories consisting of lottery machines, are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the quarter ended March 31, 2021.

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

Customer advances and deposits

SAL received a prepayment in connection with a 7-year agreement with Pretech. The Company is recognizing the prepayment in a straight line 7-year schedule until the agreement terms are fully delivered. This prepayment has been recorded as a customer deposit.

HSAL received prepayments from customers for eggs and other various products. The Company records these receipts as customer advances and deposits until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenue.

Ezekiel received a prepayment in the amount of $ 4,599,046 from Qingdao Jiuzhou Xintong Industry and Trade Co., Ltd. for the purchase of petroleum based products. This prepayment has been recorded as a customer deposit.

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

SAL received prepayment of the full consideration of $1,000,000 under the Pretech Agreement in two installments in 2019 and 2020. The Company is recognizing such prepayment in a straight line 7-year schedule. Ezekiel received a prepayment in the amount of $4,599,046 from Qingdao Jiuzhou Xintong Industry and Trade Co., Ltd. for the purchase of petroleum based products. The Company recognized such prepayment as a current customer advance. The Company recorded an aggregate of $4,740,569 as current customer advances and $646,797 as long-term customer advances as of March 31, 2021. Of the full consideration of the Pretech Agreement, an aggregate amount of $179,666 was recognized as revenue in 2019 and 2020 and $826,463 is outstanding and yet to be recognized.

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

Comprehensive income (loss)

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

HSAL leases 682.5 square meters of office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,523 per month (approximately $3,264 per month). The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Ezekiel leases 296.93 square meters of office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440 per month (approximately $5,281 per month). The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

	The Quarters Ended
	March 31,	December 31,
	2021	2020
Right-of-use assets	$261,128	$291,550
Lease payment liability-current	103,614	105,419
Lease payment liability-non current	171,050	197,224
Total lease payment liability	$274,664	$302,643

The remaining lease term and discount rate for the operating lease for office were as follows as of March 31, 2021:

Remaining lease term (years)	4
Discount rate	4.50%

For the quarter ended March 31, 2021, the lease expense was as follows:

For the Year Quarter March 31, 2021
Operating lease cost	$30,078
Short-term lease cost
Total	$30,078

Cash payment for operating lease under ASC 842 in the year of 2020 was $94,134.

For the Quarter ended March 31, 2021, rental expenses based on ASC 840 were $30,078.

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of March 31, 2021:

2021 Remaining	$86,292
2022	114,847
2023 and thereafter	90,703
Total lease payments	291,842
Less: imputed interest	(17,178)
Present value of lease liabilities	$274,664

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to US$ is a ratio of US$1.00 = RMB 6.481987. The average rate used in translation of HKD to US$ is a ratio of US$1.00 = HKD 7.756896.

Below is a table with foreign exchange rates used for translation:

	March 31, 2021		December 31, 2020
Average Yearly (average rate)
Chinese Renminbi (RMB)	RMB	6.481987	RMB	6.90013

United States dollar ($)		$1.00		$1.00

	March 31, 2021		December 31, 2020
Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.553629	RMB	6.52765

United States dollar ($)		$1.00		$1.00

	March 31, 2021		December 31, 2020
Average yearly (average rate)
Hong Kong dollar (HKD)	HKD	7.756896	HKD	7.75576

United States dollar ($)		$1.00		$1.00

	March 31, 2021		December 31, 2020
Year Ended (Closing rate)
Hong Kong dollar (HKD)	HKD	7.774219	HKD	7.75249

United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	As of March 31, 2021	As of March 31, 2020
Numerator
Net income (loss) -	$115,136	$128,449

Denominator
Weighted average common shares-basic	20,277,448	20,277,448
Earnings (loss) per common share-basic	$0.01	$0.01

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

Our condensed consolidated financial statements for the quarter ended March 31, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the quarter ended March 31, 2021 and 2019.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the quarter ended March 31, 2021 and 2019. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the quarter ended March 31, 2021 and 2019.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the quarter ended March 31, 2021 and 2019, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued liabilities	$201,815	$201,815
Other payables	41,219	65,648
	$243,034	$267,463

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

As of March 31, 2021, the Company had lent $356,294 in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of March 31, 2021, the Company had received net advances of $1,317,643 from certain major shareholders and related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	March 31, 2021		December 31, 2020
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$		$90,093
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)		356,282	689,675
Changsha Gengtong Property Management Co., Ltd. (b)			-
Shen Tian		12
		$356,294	$779,768
Amount due to related parties:
Sean Webster	$		$-
Wei Zhu (a)		232,949	233,603
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)			-
Shenzhen Zong Wang Internet Information Limited Company (b)			18,843
Zhong He Lian Chuang (b)			15,319
Shen Tian (c)		642,607	496,814
Loan from Harry Cheung		40,776
Various other shareholders and directors		401,311	393,022
		$1,317,643	$1,157,601

(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 to June 30, 2021, free of interests.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interests. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interests and due on demand.

NOTE 8. STOCK OPTIONS

During the quarters ended March 31, 2021 and 2020, the Company did not issue any stock options and there were no stock options issued or outstanding.

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

General Information of Reportable Segments:

Since the fourth quarter of 2020, the Company has been operating in two reportable segments: e-commerce and trading. The e-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum based products and multi-function lottery machines. To date, there were no inter-segment revenues between our two segments. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

For Quarter ended March 31, 2021	E-Commerce	Trading	All Other	Total
Revenue	$380,376	$-	$-	$380,376
Cost of revenues	$(9,184)	$(59)	$-	$(9,243)
Gross Profit (Loss)	$371,192	$(59)	$-	$371,133
Selling and Marketing	$57,505	$-	$-	$57,505
General and administrative	$68,693	$104,293	$14,945	$187,931
Operating Income (Loss)	$244,994	$(104,352)	$(14,945)	$125,697

For Quarter ended March 31, 2020	E-Commerce	Total
Revenue	$150,388	$150,388
Cost of revenues	$(20,242)	$(20,242)
Gross Profit (Loss)	$130,146	$130,146
Operating Income (Loss)	$43,328	$43,328

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of the quarter ended March 31, 2021.

Quarter Ended
March 31,
Revenue	2021
Total revenues from reportable segments	$380,376
Elimination of inter segments revenues	$-
Total consolidated revenues	$380,376

Profit or Loss
Total income (loss) from reportable segments	$371,133
Elimination of inter segments profit or loss
Unallocated amount:
Other corporation expense	$(255,997)
Total consolidated net loss	$115,136

Assets
Total assets from reportable segments	$6,231,245
Unallocated amount:
Other unallocated assets – Holding Company	$3,263
Other unallocated assets –
Other unallocated assets –
Other unallocated assets –
Total consolidated assets	$6,234,508

NOTE 11 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of March 31,2021 and December 31, 2020 and 2019, $156,454 and $932,102, respectively, were deposited in major financial institutions located in Mainland China, and Hong Kong Special Administration. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

Currency convertibility risk

A significant part of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets, to the Company through loans, advances or cash dividends.

Major customers

The Company engages in e-commerce and sales businesses in the PRC. All revenues were generated from customers located in the PRC. The customer who accounted for 10% or more of total revenues for the quarter ended March 31, 2021 and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		For the Quarter Ended March 31, 2021
Customer	Segment	Sales	Percentage of total Sales
Customer A	E-Commerce	$343,920	90.42%

For the quarter ended March 31, 2020, there were no customers who accounted for 10% or more of the Company’s sales.

Major vendors

For the quarter ended March 31, 2021, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		For the Quarter Ended March 31, 2021
Supplier	Segment	Purchases	Percentage of total Purchases
Supplier A	E-Commerce	$3,319	35.91%
Supplier B	E-Commerce	$5,865	62.50%

For the quarter ended March 31, 2020, there were no vendors who accounted for 10% or more of the Company’s purchases.

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

The Company, which had an accumulated deficit of $2,691,641 and a working capital deficit of $462,495 as of March 31, 2021, has incurred operating losses since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s petroleum-based product distribution business generates revenue from its sales. Ezekiel’s multi-function lottery ticket machine business generates revenue from the sale of machines to third parties and from its retention of a percentage of all lottery ticket sales made by the machines.

Cost of sales. Cost of sales includes the cost of direct labor, merchandise and materials.

Selling expenses. Selling expenses include advertising, depreciation and amortization, and certain expenses associated with operating the Company’s corporate headquarters.

General and administrative expenses. General and administrative expenses include rent, salaries, business registration fees, telephone and utilities costs, and office miscellaneous expenses.

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

To date, the pandemic has had minimal impact on our sales. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position, remains stable with approximately $156,454 of cash and cash equivalents as of March 31, 2021.

Segment Reporting

Since the fourth quarter of 2020 we have been engaged in two business segments, the e-commerce business, consisting of HSAL and SAL’s e-commerce operation, and sales business covering Ezekiel’s sales of petroleum based products and multi-function lottery machines. In 2019 we operated in one segment, our e-Commerce segment.

Result of Operations

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three Months Ended		Variance
	March 31, 2021	March 31, 2020	Amount	%

Net sales	$380,376	$150,388	229,988	153%

Cost of revenues	(9,243)	(20,242)	10,999	(54)%

Gross profit	371,133	130,146	240,987	185%

General and administrative and other operating expenses	(245,436)	(86,818)	(158,618)	183%

Income from operations	125,697	43,328	82,369	190%

Other non-operating income	325	87,067	(86,742)	(100)%

Other expenses	(7,714)	-	(7,714)	N/A %

Interest income	2	4	(2)	(50)%

Interest expenses	(3,174)	(1,950)	(1,224)	63%

Income before income taxes	115,136	128,449	(13,313)	(10)%

Income taxes	-	-

Net income	115,136	128,449	(13,313)	(10)%

Net revenue for the three months ended March 31, 2021 was $380,376, an increase of $229,988, or 153%, from net revenue of $150,388 for the three months ended March 31, 2020. The increase is attributable to HSAL’s e-commerce business. Bibiishengjia’s platform generated revenues of $380,376 in the three months ended March 31, 2021 compared to revenues of $150,388 in the three months ended March 31, 2020. Ezekial had no sales in this period although it received a customer deposit of $4,599,046 for petroleum based products, which will be recorded as revenues upon completion of the sale. Ezekial did not record any sales of multi-function lottery machines in the 2021 period.

Our cost of revenues decreased to $9,243 for the three months ended March 31, 2021, a decrease of $10,999, or 54%, from $20,242 for the three months ended March 31, 2020. Such decrease was attributable to the decrease of cost of revenues of the Bibiishengjia’s platform.

Our gross profit increased by $240,987 or 185%, to $371,133 in the quarter ended March 31, 2021 from $130,146 in the quarter ended March 31, 2020. Such increase was attributable to the increase of sales attributable to the Bibiishengjia’s platform.

Selling, general and administrative expenses increased by $158,618, or183%, to $245,436 in the quarter ended March 31, 2021, from $86,818 in the quarter ended March 31, 2020. The increase is mainly attributable to increased rent expenses and increased employee salaries.

Our income from operations was $125,697 for the quarter ended March 31, 2021 compared to income from operations of $43,328 for the quarter ended March 31, 2020.

We had non-operating income of $325 in the quarter ended March 31, 2021 compared to non-operating income of $87,067 in the quarter ended March 31, 2020. In 2020. we recorded $82,000 of non-operating income related to the reversal of a warrant issuance expense incurred in 2018.

Liquidity and Capital Resources

As of March 31, 2021, we had $156,454 in cash and cash equivalents and a working capital deficit of $462,495 compared with $932,102 in cash and cash equivalents and a working capital deficit of $560,819 on December 31, 2020. Our accumulated deficit on March 31, 2021 was $2,691,641.

To date the Company has funded its operations by advances from related parties which are interest free, unsecured, and have no fixed repayment terms and in 2020 from cash provided from operations including the prepayment made under the Pretech Agreement. As of March 31, 2021, and December 31, 2020, the Company had received net advances of $1,317,643 and $1,157,601 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

Management has continued to support the Company’s operations and the Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

As of March 31, 2021, the Company reported related party receivables in the aggregate amount of $356,282, due entirely from Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”). 100% of equity interests of Hong Fu and Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. The amount due from Hong Fu, which is a loan in the principal amount of RMB 600,000 (approximately $88,203) for a two-year term beginning on July 1, 2019 and free of interest. The amount due from Lianlian in 2020, which is a loan with the principal amount of RMB 4,500,000 (approximately $ 689,675) for a two-year term beginning on January 1, 2020 and free of interest. The $13,018 due from Lianlian in 2019, is free of interests and due on demand. All of these loans were made in the ordinary course of business.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by (used for) operating activities	(1,377,145)	$376,363
Net cash provided by (used for) investing activities	45,526	4
Net cash provided by (used for) financing activities	555,537	(235,887)
Net increase (decrease) in cash and cash equivalents	(776,082)	$140,480

Net cash used for operating activities during the quarter ended March 31, 2021, was $1,377,145 compared to net cash provided by operation of $376,363 in 2020. During the 2021 period Ezekial received a prepayment of $4,599,046 from customer with respect to a petroleum based product sale and subsequently made a prepayment of $5,338,416 to the supplier, Yanchang Petroleum (Zhejiang Free Trade Zone) Co., Ltd,. The difference between customer prepayment and the prepayment to supplier accounted for the majority of the net cash used for operating activities.

Net cash used for investing activities during the quarter ended March 31, 2021, was $45,526 compared to net cash provided by investing activities of $4 in 2020. The cash used for investing activities relate to the purchase of fixed assets, consisting of right of use asset (rent), furniture and lottery machines in 2021.

Net cash provided by financing activities was $555,537 for the quarter ended March 31, 2021 compared to net cash used for financing activities of $235,887 in 2020. This change was primarily due to advances of $423,474 from related parties.

We believe our existing cash and cash equivalents on hand at March 31, 2021 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)as of the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

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

ITEM 1A: RISK FACTORS

There are doubts about our company’s ability to continue as a going concern.

Our company’s independent auditors have raised doubts about our ability to continue as a going concern. There can be no assurance that sufficient funds will be generated from our operation or that sufficient funds will be available from external sources, such as securities, debt or equity financing or other potential sources, for us to continue in business.

We are in the early stages of development of our business and have limited operating history on which you can base an investment decision.

We were formed in 2005, but recently refocused our business to e-commerce and trading. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant customer base, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop new markets. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully acquire businesses on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

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

ZZLL Information Technology Inc.

Dated: May 24, 2021	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer