Form 10-Q
period 2021-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2021-08-16
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised & financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2021 was approximately $247,154.23 based upon the closing price of $0.1205 of the registrant’s common stock on the OTC Bulletin Board.

As of August 13, 2021, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

i

 ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

	Note	As of June 30, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents		$74,131	$932,102
Amounts due from related parties	6	361,566	779,768
Other receivables		67,250	34,982
Inventory		4,844,437	42,617
Deposit and prepaid expenses		-	7,752
Prepaid taxes		629,649	-
Total current assets		5,977,033	1,797,221

Long-term assets:
Property, plant and equipment, net		$19,370	17,325
Operating leases right-of-use assets, net		234,971	291,550
Other assets		2,060	16,219
Total non-current assets		256,401	325,094
TOTAL ASSETS		$6,233,434	$2,122,315

LIABILITIES AND DEFICIT
Current liabilities:
Other payables		$814,877	$65,648
Accounts Payable		-	-
Amounts due to related parties	6	1,065,333	1,157,601
Accrued liabilities	4	204,322	201,815
Deferred income - current		4,221,566	823,337
Lease liabilities - current		104,618	105,419
Income taxes payable		13,255	4,219
Total current liabilities		6,423,971	2,358,039

Long-term liabilities:
Lease liabilities – non-current		146,441	197,224
Deferred income– long-term		609,838	682,730
TOTAL LIABILITIES		$7,180,250	$3,237,993

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of June 30, 2021 and June 30, 2020.			-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of June 30, 2021 and June 30, 2020, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		28,728	17,224
Accumulated deficit		(2,649,419)	(2,806,777)
TOTAL STOCKHOLDERS’ DEFICIT		(946,816)	(1,115,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$6,233,434	$2,122,315

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Net revenue		$19,739,374	$52,754	$20,119,750	$203,142
Cost of sales		(19,490,994)	(147,891)	(19,500,237)	(168,133)
Gross profit		248,380	(95,137)	619,513	35,009

Operating expenses

General and administrative expenses		(206,248)	(105,567)	(451,685)	(192,385)
Income/(loss) from operations		42,132	(200,704)	167,828	(157,376)
Non-operating income (expense)					-
Other income		3,241	(15,391)	3,566	71,676
Other expense		(27)	-	(7,740)	-
Interest income		-	-	2	4
Interest expenses		(3,124)	1,980	(6,298)	30

Income (loss) before income taxes		42,222	(214,115)	157,358	(85,666)

Income taxes		5	72	-	72
Net income		42,222	(214,187)	157,358	(85,738)

Foreign currency translation adjustment		(11,069)	777	(11,504)	(2,417)
Comprehensive income		$31,153	$(213,410)	$145,854	$(88,155)

Basic and diluted earnings per share of common stock		$0.00	$(0.01)	$0.01	$(0.00)

Weighted average number of shares of common stock outstanding - Basic and diluted		20,277,448	20,277,448	20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Shares		paid-in	Comprehensive	development	stockholders’
	Outstanding*	Amount	capital	Income(loss)	stage	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2020	20,277,448	$2,028	$1,671,847	$4,397	$(2,419,950)	$(741,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	(2,417)	-	(2,417)
Net (loss) Profit	-	-	-	-	(85,738)	(85,738)
Balance June 30, 2020	20,277,448	2,028	1,671,847	1,980	(2,505,688)	(829,833)

Balance Jan 1, 2021	20,277,448	2,028	1,671,847	17,224	(2,806,777)	(1,115,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	11,504	-	11,504
Net profit	-	-	-	-	157,358	157,358
Balance June 30, 2021	20,277,448	2,028	1,671,847	28,728	(2,649,419)	(946,816)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash Flow from Operating Activities
Net Income	$157,358	$(85,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37	2,993
Interest expense	-
Change in fair value of the warrants of	-
Interest income	-
Changes in assets and liabilities:
Deposit and prepayments	7,752	(2,870)
Other receivables	(32,267)	(15,938)
Other payables and accrued liabilities	751,736	(8,975)
Notes payable	-	-
Deferred revenue	3,325,337	643,213
Inventory	(4,801,821)
Income tax payable	(620,613)	3,427
Cash provided by (used for) operating activities	(1,212,481)	536,112
Cash Flow from Investing Activities
Interest received	-
Purchase of property, plant and equipment	68,656	(24,320)
Cash provided by investing activities	68,656	(24,320)

Cash Flows from Financing Activities
Payment of lease liabilities – current	(802)	(101,811)
Payment of lease liabilities – long term	(50,783)	-
Amounts due from related parties	418,202	(654,335)
Amounts due to related parties	(92,267)	216,566
Cash provided by financing activities	274,350	(539,580)

Net increase (decrease) in cash	(869,475)	(27,788)
Currency translation adjustment	11,504	(2,417)
Cash at Beginning of Period	932,102	873,192
Cash at End of Period	$74,131	$842,987

Supplemental Disclosures of Cash Flow Information:
Interest received	2	-
Interest paid	6,298	-
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. and we subsequently merged with Baoshinn International Express, Inc. and changed our name to Baoshinn Corporation on January 10, 2006. We changed our name to Green Standard Technologies, Inc. on June 17, 2015 and on May 19, 2016, we changed our name to ZZLL Information Technology, Inc. (the “Company”).

On April 23, 2013, we formed a wholly owned subsidiary, Syndicore Asia Limited (“SAL”) under the laws of Hong Kong. SAL has had limited operating activities since incorporation except for holding our ownership interest in Hunan Syndicore Asia Limited (“HSAL”), an e-Commerce company organized under the laws of the People’s Republic of China (the “PRC”).

On August 18, 2016, we entered into a joint venture agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-Commerce Company Limited (“Z-Line”) under the laws of Hong Kong. We initially owned 55% and NSML owned 45% of the equity interest in Z-Line, which was formed to provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. On October 8, 2019, we acquired the remaining 45% equity interest in Z-Line from NSML and Z Line became a wholly owned subsidiary of our company. Z-Line has had limited operating activities since incorporation.

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

Ezekiel’s petroleum-based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum-based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum-based products sold to third parties which are stored in the supplier’s designated warehouse and is not responsible for delivery to the customers.

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

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1375. We currently generate revenue from sales of our machines to third parties. If, and when, we are able to install machines, as the owner and operator, we will generate revenue from the fees Ezekiel retains on all lottery ticket sales made by the machines, and fees collected from the cellphone charging station.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $2,649,419 and a working capital deficit of $446,938 as of June 30, 2021, incurred losses from inception until March 30, 2021 and reported its first profit in the second quarter of 2021. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the years are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts during the six months ended June 30, 2021 and 2020.

Inventories

Inventories consisting of lottery machines, are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any inventory impairment during six month ended June 30, 2021.

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

Ezekiel received a series of prepayments in the aggregate amount of $4,078,044 from Qingdao Jiuzhou Xintong Industry and Trade Co., Ltd. for the purchase of petroleum-based products. The Company recognized such prepayment as a current customer advance. The Company recorded an aggregate of $4,221,566 as current customer advances and $609,838 as long-term customer advances as of June 30, 2021

HSAL received prepayments from customers for eggs and other various products. The Company records these receipts as customer advances and deposits until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenue.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

The Six Months Ended
June 30,
2021
Right-of-use assets	$234,971
Lease payment liability-current	104,617
Lease payment liability-non-current	146,442
Total lease payment liability	$251,059

The remaining lease term and discount rate for the operating lease for office were as follows as of June 30, 2021:

Remaining lease term (years)	4
Discount rate	4.50%

For the quarter ended June 30, 2021, the lease expense was as follows:

Six Months Ended June 30, 2021
Operating lease cost	$61,138
Short-term lease cost
Total	$61,138

Cash payment for operating lease under ASC 842 in the year of 2020 was $94,134.

For the six months ended June 30, 2021, rental expenses based on ASC 840 were $61,138 .

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of June 30, 2021:

2021 Remaining	$56,859
2022	116,552
2023 and thereafter	92,048
Total lease payments	265,459
Less: imputed interest	(14,400)
Present value of lease liabilities	$251,059

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to US$ is a ratio of US$1.00 = RMB 6.459589. The average rate used in translation of HKD to US$ is a ratio of US$1.00 = HKD 7.765524.

Below is a table with foreign exchange rates used for translation:

	As of June 30, 2021		Six month ended June 30, 2020
Period Average(average rate)
Chinese Renminbi (RMB)	RMB	6.459589	RMB	7.08567
United States dollar ($)		$1.00		$1.00

	June 30, 2021		June 30, 2020
Period End (Closing rate)
Chinese Renminbi (RMB)	RMB	6.457854	RMB	7.06564
United States dollar ($)		$1.00		$1.00

Period Average (average rate)	June 30, 2021		June 30, 2020
Hong Kong dollar (HKD)	HKD	7.765524	HKD	7.75191
United States dollar ($)		$1.00		$1.00

	June 30, 2021		June 30, 2020
Period End (Closing rate)
Hong Kong dollar (HKD)	HKD	7.765206	HKD	7.75074
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator
Net income (loss) -	$157,358	$(85,738)

Denominator
Weighted average common shares-basic	20,277,448	20,277,448
Earnings (loss) per common share-basic	$0.01	$(0.00)

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

Our condensed consolidated financial statements for six months ended June 30, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the six-month periods ended June 30, 2021 and 2020.

Two subsidiaries are incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for six months ended June 30, 2021 and 2020. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. Two subsidiaries are incorporated in the PRC and are subject to PRC Income Tax at 25% for six months ended June 30, 2021 and 2020.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For six months ended June 30, 2021 and 2020, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	As of June 30, 2021	As of December 31, 2020
Accrued liabilities	$204,322	$201,815
Other payables	814,877	65,648
	$1,019,199	$267,463

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

As of June 30, 2021, the Company had lent $361,566 in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of June 30, 2021, the Company had received net advances of $1,065,333 from certain major shareholders and related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	June 30, 2021		December 31, 2020
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$		$90,093
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)		361,566	689,675
Changsha Gengtong Property Management Co., Ltd. (b)			-
Shen Tian
		$361,566	$779,768

Amount due to related parties:
Sean Webster	$		$-
Wei Zhu (a)		233,220	233,603
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)			-
Shenzhen Zong Wang Internet Information Limited Company (b)			18,843
Zhong He Lian Chuang (b)			15,319
Shen Tian (c)		389,513	496,814
Loan from Harry Cheung		40,823
Various other shareholders and directors		401,777	393,022
		$1,065,333	$1,157,601

(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interest in Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 to March 31, 2021, free of interests.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interest in Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interest. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interest and due on demand.

NOTE 8. STOCK OPTIONS

During the quarters ended June 30, 2021 and 2020, the Company did not issue any stock options and there were no stock options issued or outstanding.

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

There were no transfers between Level 1 and other Levels during the six-months ended June 30, 2021 and 2020.

NOTE 10 SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, (“CODM”), who is the CEO of the Company in deciding how to allocate resources and in assessing performance.

General Information of Reportable Segments:

Since the fourth quarter of 2020, the Company has been operating in two reportable segments: e-commerce and trading. The e-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum-based products and multi-function lottery machines. To date, there were no inter-segment revenues between our two segments. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s CODM evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

Six months ended June 30, 2021	E-Commerce	Trading	All Other	Total
Revenue	$417,403	$19,702,347	$-	$20,119,750
Cost of revenues	$(9,216)	$(19,491,021)	$-	$(19,500,237)
Gross Profit (Loss)	$408,187	$211,326	$-	$619,513
Selling and Marketing	$57,704	$-	$-	$57,704
General and administrative	$71,647	$267,730	$54,604	$393,981
Operating income (loss)	$278,836	$(56,404)	$(54,604)	$167,828

Six months ended June 30, 2020	E-Commerce	Total
Revenue	$203,142	$203,142
Cost of revenues	$(168,133)	$(168,133)
Gross profit (loss)	$35,009	$35,009
Operating income (loss)	$(157,376)	$(157,376)

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of the Six Months Ended June 30, 2021.

Six Months Ended
June 30,
Revenue	2021
Total revenues from reportable segments	$20,119,750
Elimination of inter segments revenues	$-
Total consolidated revenues	$20,119,750

Profit or Loss
Total income (loss) from reportable segments	$619,513
Elimination of inter segments profit or loss
Unallocated amount:
Other corporation expense	$(462,155)
Total consolidated net loss	$157,358

Assets
Total assets from reportable segments	$6,230,165
Unallocated amount:
Other unallocated assets – Holding Company	$3,269
Other unallocated assets –
Other unallocated assets –
Other unallocated assets –
Total consolidated assets	$6,233,434

NOTE 11 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of June30, 2021 and December 31, 2020, $74,131 and $932,102, respectively, were deposited in major financial institutions located in Mainland China, and Hong Kong Special Administration. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

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

Major customers

The Company engages in e-commerce and sales businesses in the PRC. All revenues were generated from customers located in the PRC. The customer who accounted for 10% or more of total revenues for six months ended June 30, 2021 and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		Six Months Ended
		June 30, 2021
Customer	Segment	Sales	Percentage of total Sales
Customer A	Trading	$19,702,343	97.93%

For six months ended June 30, 2020, there were no customers who accounted for 10% or more of the Company’s sales.

Major vendors

For six months ended June 30, 2021, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		Six Months Ended
		June 30, 2021
Supplier	Segment	Purchases	Percentage of total Purchases
Supplier A	Trading	$19,478,962	99.89%

For six months ended June 30, 2020, there were no vendors who accounted for 10% or more of the Company’s purchases.

NOTE 12. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through the date the consolidated financial statements are issued. There were no subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis which follows in this Report may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our future financial results, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, the impact of the spread of the COVID-19 pandemic, business conditions affecting our business and general economic conditions; our ability to generate sufficient revenues to reach profitable operations; and our need to obtain additional financing. The forward-looking statements contained in this Report should be considered in light of these factors. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

Business Operations

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

On September 26, 2019, we, through SAL, entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The term of the Pretech Agreement is for 24 months from the date the Pretech Agreement was entered into and is extendable for another 24 months, unless a party decides to cancel at the end of the initial 24-month period. Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech. When users browse the Bibishengjia APP, they are able to click on the Pretech hyperlink and be directed to Pretech’s own site where they can make purchases of Pretech’s products. Additional features and functions may be added to the APP according to the Pretech’s needs, markets conditions and additional requirements upon separate agreement between the parties, either in conjunction with the needs of SAL and HSAL or specifically for Pretech. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia directly for 7 years. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity.

In addition to our own marketing and promotional efforts and Pretech’s sales support, in the third quarter of 2020, we started to promote the Bibishengjia APP through “Momo” by using live streaming. We believe the mobile streaming media will accelerate our growth in the future.

Ezekiel’s petroleum- based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum-based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum-based products which are stored in the supplier’s designated warehouse and is not responsible for delivery to the customers.

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

The Company, which had an accumulated deficit of $2,649,419 and a working capital deficit of $446,938 as of June 30, 2021, first reported an operating profit in the second quarter of 2021. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable. We don’t have any accounts receivable in this period. For our e-commence segment, our customers are required to pay while placing their orders per our policy, and therefore we don’t record any accounts receivable. Lump sum payments are required to be made for our petroleum-based products and our multi-function lottery machines per our sales policy, and therefore we don’t incur any material accounts receivable.

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

Our condensed consolidated financial statements for six months ended June 30, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

To date, the pandemic has had minimal impact on our sales. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable with approximately $74,131 of cash and cash equivalents as of June 30, 2021.

Segment Reporting

Since the fourth quarter of 2020 we have been engaged in two business segments, the e-commerce business, consisting of HSAL and SAL’s e-commerce operation, and sales business covering Ezekiel’s sales of petroleum-based products and multi-function lottery machines. In 2019 we operated in one segment, our e-Commerce segment.

Result of Operations

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended		Variance
	June 30, 2021	June 30, 2020	Amount	%

Net sales	$19,739,374	$52,754	19,686,620	37318%

Cost of Revenue	(19,490,994)	(147,891)	(19,343,103)	13079%

Gross profit	248,380	(95,137)	343,517	-361%
General and administrative and other operating expenses	(206,248)	(105,567)	(100,681)	95%

Income (loss) from operations	42,132	(200,704)	242,836	-121%

Other non-operating income	3,241	(15,391)	18,632	-121%

Other expenses	(27)	-	(27)	NA

Interest income	-	-	-

Interest expense	(3,124)	1,980	(5,104)	-258%

Income (loss) before income taxes	42,222	(214,115)	256,337	-120%

Income taxes	-	72.00	(72)	-100%

Net income (loss)	42,222	(214,187)	256,409	-120%

Net sales for the three months ended June 30, 2021 was $19,739,374, an increase of $ 19,686,620from net revenue of $52,754 for the three months ended June 30, 2020. The increase is attributable to the operations of Ezekiel, which were initiated in October 2020.

Our cost of sales increased to $19,490,994 for the three months ended June 30, 2021, an increase of $ 19,343,103 from the cost of sales of $147, 891 for the three months ended June 30, 2020. The increase is primarily attributable to the operating costs of Ezekiel, which first began operations in October 2020.

We incurred a gross profit of $ 248,380 for the three months ended June 30, 2021 as compared to a loss of $95,137 for the three months ended June 30, 2020. Such increase was attributable to the increase of sales attributable to the Bibishengjia platform and the operations of Ezekiel.

Selling, general and administrative expenses increased by $100,681, or 95%, to $206,248 for the three months ended June 30, 2021, from $105,567 for the three months ended June 30, 2020. The increase is mainly attributable to HSAL’s increased rent and increased employee salary expenses, and legal and other costs relating to the formation of Ezekiel. We anticipate that our selling, general and administrative expenses will continue at the same level for the remaining of 2021.

As a result of the foregoing, our income from operations increased to $42,132 for the three months ended June 30, 2021, from loss of $200,704 for the three months ended June 30, 2020.

We recorded net income of $42,222 for the three months ended June 30, 2021 compared to a net loss of $214,187 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Six Months Ended		Variance
	June 30, 2021	June 30, 2020	Amount	%

Net sales	$20,119,750	$203,142	19,916,608	9804%

Cost of revenues	(19,500,237)	(168,133)	(19,332,104)	11498%

Gross profit	619,513	35,009	584,504	1670%
General and administrative and other operating expenses	(451,685)	(192,385)	(259,300)	135%

Income from operations	167,828	(157,376)	325,204	207%

Other non-operating income	3,566	71,676	(68,110)	-95%

Other expenses	(7,740)	-	(7,740)	%

Interest income	2	34	(32)	-94%

Interest expenses	(6,298)		(6,98)	%

Income before income taxes	157,358	(85,666)	243,024	284%

Income taxes	-	72	(72)	-100%

Net income	157,358	(85,738)	243,096	284%

Net sales for six months ended June 30, 2021 was $20,119,750, an increase of $19,916,608 or 9804%, from net revenue of $203,142 for six months ended June 30, 2020. The increase is primarily attributable to the operations of Ezekiel, which were initiated in October 2020.

Our cost of revenues increased to $19,500,237 for six months ended June 30, 2021, an increase of $19,332,104, or 11498%, from $168,133 for six months ended June 30, 2020. The increase is attributable to the operations of Ezekiel, which were initiated in October 2020.

Our gross profit increased by $584,504 or 1670%, to $619,513 in six months ended June 30, 2021 from $35,009 in six months ended June 30, 2020. Such increase was attributable to the increase of sales attributable to the Bibishengjia platform and to the operations of Ezekiel.

Selling, general and administrative expenses increased by $259,300, or 135%, to $451,685 in six months ended June 30, 2021, from $192,385 in six months ended June 30, 2020. The increase is mainly attributable to increased rent expenses and increased employee salaries.

Our income from operations was $167,828 for six months ended June 30, 2021 compared to loss from operations of $157,376 for six months ended June 30, 2020.

We had non-operating income of $3,566 in six months ended June 30, 2021 compared to non-operating income of $71,676 in six months ended June 30, 2020. In 2020. we recorded $82,000 of non-operating income related to the reversal of a warrant issuance expense incurred in 2018.

We recorded net income of $157,358 for the six months ended June 30, 2021 compared to a net loss of $85,738 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $74,131 in cash and cash equivalents and a working capital deficit of $446,938 compared with $932,102 in cash and cash equivalents and a working capital deficit of $560,818 on December 31, 2020. Our accumulated deficit on June 30, 2021 was $2,649,419.

To date the Company has funded its operations from advances from related parties which are interest free, unsecured, and have no fixed repayment terms and from cash provided from operations including the prepayment made under the Pretech Agreement and from a $4,078,044 prepayment from Qingdao Jiuzhou Xintong Industry and Trade Co., Ltd. for the purchase of petroleum-based products. As of June 30, 2021, and December 31, 2020, we had received net advances of $1,065,333 and $1,157,601 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

Management has continued to support our company’s operations and we have relied on our officers and directors to perform essential functions with minimal compensation. If we are unable to raise the funds that we require from third parties we will have to find alternative sources, such as loans from our officers and directors.

As of June 30, 2021, we had related party receivables in the aggregate amount of $361,566, due entirely from Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”). 100% of equity interest in Hong Fu and Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of our company. The amount due from Hong Fu, is a loan in the principal amount of RMB 600,000 (approximately $88,203) for a two-year term beginning on July 1, 2019 and free of interest. The amount due from Lianlian is a loan in the principal amount of RMB 4,500,000 (approximately $ 689,675) for a two-year term beginning on January 1, 2020 and free of interest. The $13,018 due from Lianlian is free of interest and due on demand. All of these loans were made in the ordinary course of business.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow our company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	six months ended June 30, 2021	six months ended June 30, 2020
Net cash provided by (used for) operating activities	(1,212,481)	$536,112
Net cash provided by (used for) investing activities	68,656	(24,320)
Net cash provided by (used for) financing activities	274,350	(539,580)
Net increase (decrease) in cash and cash equivalents	(869,475)	$(27,788)

Net cash used for operating activities during six months ended June 30, 2021, was $1,212,481 compared to net cash provided by operation of $536,112 in six months ended June 30, 2020. During the 2021 period Ezekiel received a prepayment of $4,078,044 from customer with respect to a petroleum-based product sale and subsequently made a prepayment of $ 4,844,437 to the supplier, Yanchang Petroleum (Zhejiang Free Trade Zone) Co., Ltd. The difference between the customer prepayment and the prepayment to the supplier accounted for the majority of the net cash used for operating activities.

Net cash provided by investing activities during six months ended June 30, 2021, was $68,656 compared to net cash used for investing activities of $24,320 in the six months ended June 30, 2020. The cash provided by investing activities relate to the purchase of fixed assets, consisting of right of use asset (rent), furniture and lottery machines in 2021.

Net cash provided by financing activities was $274,350 for six months ended June 30, 2021 compared to net cash used for financing activities of $539,580 in the six months ended June 30, 2020. This change was primarily due to advances of $ 418,202 from related parties.

We believe our existing cash and cash equivalents on hand at June 30, 2021 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive and Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2021, and during the period prior were not effective.

Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

Management’s Remediation plan

While management believes that the financial statements we previously filed in our SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is currently seeking to engage an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: August 16, 2021	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer

