Form 10-Q
period 2021-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2021-11-22
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The aggregate market value of the voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of September 30, 2021 was approximately $247,154.23 based upon the closing price of $0.1205 of the registrant’s common stock on the OTC Bulletin Board.

As of November 19, 2021, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

i

 ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

	Note	As of September 30, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents		$638,986	$932,102
Accounts Receivable		8,204,088	-
Amounts due from related parties	6	363,087	779,768
Other receivables		773,280	34,982
Inventory		-	42,617
Deposit and prepaid expenses		-	7,752
Prepaid taxes		2,209	-
Total current assets		9,981,650	1,797,221

Long-term assets:
Property, plant and equipment, net		$18,357	17,325
Operating leases right-of-use assets, net		228,441	291,550
Other assets		2,055	16,219
Total non-current assets		248,853	325,094
TOTAL ASSETS		$10,230,503	$2,122,315

LIABILITIES AND DEFICIT
Current liabilities:
Other payables		$2,552,017	$65,648
Accounts Payable		6,260,251	-
Amounts due to related parties	6	1,014,469	1,157,601
Accrued liabilities	4	214,122	201,815
Deferred income – current		269,432	823,337
Lease liabilities – current		118,282	105,419
Taxes payable		73,367	4,219
Total current liabilities		10,501,940	2,358,039

Long-term liabilities:
Lease liabilities – non-current		128,252	197,224
Deferred income – long-term		572,424	682,730
TOTAL LIABILITIES		$11,202,616	$3,237,993

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of September 30, 2021 and September 30, 2020.			-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of September 30, 2021 and September 30, 2020, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		30,957	17,224
Accumulated deficit		(2,676,945)	(2,806,777)
TOTAL STOCKHOLDERS’ DEFICIT		(972,113)	(1,115,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$10,230,503	$2,122,315

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net revenue		$34,222,798	$278,988	$54,342,548	$482,130
Cost of sales		(34,011,105)	(29,888)	(53,511,342)	(198,021)
Gross profit		211,693	249,100	831,206	284,109

Operating expenses

General and administrative expenses		(239,087)	(206,249)	(690,770)	(398,634)
Income/(loss) from operations		(27,394)	42,851	140,436	(114,525)
Non-operating income (expense)					-
Other income			-	3,560	71,676
Other expense		7	-	(7,729)	-
Interest income		-	-	2	4
Interest expenses		(139)	(14,485)	(6,438)	(14,455)

Income (loss) before income taxes		(27,526)	28,366	129,831	(57,225)

Income taxes			(298)	-	(370)
Net income (loss)		(27,526)	28,068	129,831	(57,670)

Foreign currency translation adjustment		(2,228)	(4,696)	(13,732)	(7,113)
Comprehensive income (loss)		$(29,754)	$23,372	$116,098	$(64,783)

Basic and diluted earnings per share of common stock		$0.00	$0.00	$0.01	$(0.00)

Weighted average number of shares of common stock outstanding - Basic and diluted		20,277,448	20,277,448	20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Shares		Paid-in	Comprehensive	Accumulated	Stockholders’
	Outstanding*	Amount	capital	Income (loss)	Deficit	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2020	20,277,448	$2,028	$1,671,847	$4,397	$(2,419,950)	$(741,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	(7,113)	-	(7,113)
Net (loss)	-	-	-	-	(57,670)	(57,670)
Balance September 30, 2020	20,277,448	2,028	1,671,847	(2,716)	(2,477,620)	(806,461)

Balance Jan 1, 2021	20,277,448	2,028	1,671,847	17,224	(2,806,777)	(1,115,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	13,732	-	13,732
Net income	-	-	-	-	129,831	129,831
Balance September 30, 2021	20,277,448	2,028	1,671,847	30,956	(2,676,946)	(972,115)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash Flow from Operating Activities
Net Income	$129,831	$(57,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	665	3,598
Interest expense	-
Change in fair value of the warrants of	-
Interest income	-
Changes in assets and liabilities:
Deposit and prepayments	7,752	(48,005)
Accounts Receivable	(8,204,088)	-
Other receivables	(738,296)	(58,946)
Other payables and accrued liabilities	8,758,927	(108,500)
Notes payable	-	-
Deferred revenue	(664,211)	616,894
Inventory	42,617
Income tax payable	66,938	4,030
Cash provided by (used for) operating activities	(599,865)	351,401
Cash Flow from Investing Activities

Purchase of property, plant and equipment	75,575	(167,236)
Cash provided by investing activities	75,575	(167,236)

Cash Flows from Financing Activities
Payment of lease liabilities – current	12,863	41,759
Payment of lease liabilities – long term	(68,972)	-
Amounts due from related parties	416,681	(713,782)
Amounts due to related parties	(143,131)	536,018
Cash provided by financing activities	217,442	(136,005)

Net increase (decrease) in cash	(306,848)	48,160
Currency translation adjustment	13,732	(7,113)
Cash at Beginning of Period	932,102	873,192
Cash at End of Period	$638,986	$914,239

Supplemental Disclosures of Cash Flow Information:
Interest received	2	-
Interest paid	6,438	-
Income taxes	-	-

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

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and dispenses disinfectant wipes at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow Ezekiel’s machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans as the owner and operator, to install machines at locations in cities where licenses to sell lottery tickets have been received.

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1375. We currently generate revenue from sales of our machines to third parties. If, and when, we are able to install machines, as the owner and operator, we will generate revenue from the fees all lottery ticket sales made by the machines, and fees collected from the cellphone charging station.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $2,676,945 and a working capital deficit of $520,290 as of September 30, 2021. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Company currently maintains bank accounts only in HK and the PRC.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts during the nine months ended September 30, 2021 and 2020.

Inventories

Inventories consisting of lottery machines, are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any inventory impairment charges during the nine month ended September 30, 2021.

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

Customer advances and deposits

SAL received prepayment of the full consideration of $1,000,000 in two installments in 2019 and 2020 under an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). . The Company is recognizing such prepayment in a straight line 7-year schedule. Of such consideration, an aggregate amount of $179,666 was recognized as revenue in 2019 and 2020 and $715,530 is outstanding and yet to be recognized.

The Company recorded an aggregate of $269,432 as current customer advances and $572,424 as long-term customer advances as of September 30, 2021.

HSAL received prepayments from customers for eggs and other various products. We record these receipts as customer advances and deposits until all the criteria for recognition of revenue are met, including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenue.

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

Leases

The Company’s executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2021 to August 27, 2023 at a monthly charge of HK$8,000 per month (approximately US$1,031 per month). The Company has successfully renewed its lease in the past and does not expect any difficulty in renewing it again.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

As of
September 30,
2021
Right-of-use assets	$228,441
Lease payment liability-current	118,282
Lease payment liability-non-current	128,252
Total lease payment liability	$246,534

The remaining lease term and discount rate for the office operating leases were as follows as of September 30, 2021:

Remaining lease term (years)	4
Discount rate	4.50%

For the nine months ended September 30, 2021, the lease expense was as follows:

Nine Months Ended September 30, 2021
Operating lease cost	$92,134
Short-term lease cost
Total	$92,134

Cash payment for operating leases under ASC 842 in the year of 2020 was $94,134.

For the nine months ended September 30, 2021, rental expenses based on ASC 840 were $92,134.

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of September 30, 2021:

2021 Remaining	$31,002
2022	128,900
2023 and thereafter	99,257
Total lease payments	259,159
Less: imputed interest	(12,625)
Present value of lease liabilities	$246,534

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to US$ is a ratio of US$1.00 = RMB 6.46938. The average rate used in translation of HKD to US$ is a ratio of US$1.00 = HKD 7.76654.

Below is a table with foreign exchange rates used for translation:

	As of September 30, 2021		Nine Month Ended September 30, 2020
Period Average(average rate)
Chinese Renminbi (RMB)	RMB	6.46938	RMB	7.06564
United States dollar ($)		$1.00		$1.00

	September 30, 2021		September 30, 2020
Period End (Closing rate)
Chinese Renminbi (RMB)	RMB	6.45668	RMB	7.75194
United States dollar ($)		$1.00		$1.00

	September 30, 2021		September 30, 2020
Period Average (average rate)
Hong Kong dollar (HKD)	HKD	7.76654	HKD	7.75074
United States dollar ($)		$1.00		$1.00

	September 30, 2021		September 30, 2020
Period End (Closing rate)
Hong Kong dollar (HKD)	HKD	7.78644	HKD	7.75074
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator
Net income (loss) -	$129,831	$(57,670)

Denominator
Weighted average common shares-basic	20,277,448	20,277,448
Earnings (loss) per common share-basic	$0.01	$(0.00)

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

Our condensed consolidated financial statements for the nine months ended September 30, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

NOTE 5. Taxation

Income Tax

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the nine month periods ended September 30, 2021 and 2020.

Two subsidiaries are incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the nine months ended September 30, 2021 and 2020. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. Two subsidiaries are incorporated in the PRC and are subject to PRC Income Tax at 25% for the nine months ended September 30, 2021 and 2020.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the nine months ended September 30, 2021 and 2020, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

Value-Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with PRC Laws. The VAT standard rate had been 17% of the gross sale price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

VAT taxes payable	71,975	4,219

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued liabilities	$214,122	$201,815
Other payables	2,552,017	65,648
	$2,766,139	$267,463

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

As of September 30, 2021, the Company had lent $363,087 in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of September 30, 2021, the Company had received net advances of $1,014,469 from certain major shareholders and related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	September 30, 2021	December 31, 2020
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$-	$90,093
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)	361,632	689,675
Changsha Gengtong Property Management Co., Ltd. (b)	-	-
Shen Tian	1,455
	$363,087	$779,768

Amount due to related parties:
Sean Webster	$-	$-
Wei Zhu (a)	232,584	233,603
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	-
Shenzhen Zong Wang Internet Information Limited Company (b)	-	18,843
Zhong He Lian Chuang (b)	-	15,319
Shen Tian (c)	340,492	496,814
Loan from Harry Cheung	40,712
Various other shareholders and directors	400,681	393,022
	$1,014,469	$1,157,601

(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interest in Hong Fu is owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been assisting the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan's term was from July 1, 2019 to March 31, 2021, free of interests. The loan was repaid in the first quarter of 2021.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interest in Lianlian is owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan term was from January 1, 2020 to December 31, 2021, bearing no interest.

NOTE 8. STOCK OPTIONS

During the quarters ended September 30, 2021 and 2020, the Company did not issue any stock options and there were no stock options issued or outstanding.

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

There were no transfers between Level 1 and other Levels during the nine-months ended September 30, 2021 and 2020.

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

Information about Reported Segment Profit or Loss and Segment Assets

Nine months ended September 30, 2021	E-Commerce	Trading	All Other	Total
Revenue	$672,597	$53,669,951	$-	$54,342,548
Cost of revenues	$(391,219)	$(53,120,123)	$-	$(53,511,342)
Gross Profit (Loss)	$281,378	$549,828	$-	$831,206
Selling and Marketing	$57,616	$-	$-	$57,616
General and administrative	$125,867	$441,013	$66,274	$633,154
Operating income (loss)	$97,895	$108,815	$(66,274)	$140,436

Nine months ended September 30, 2020	E-Commerce	Total
Revenue	$482,130	$482,130
Cost of revenues	$(198,021)	$(198,021)
Gross profit (loss)	$284,109	$284,109
Operating income (loss)	$(114,525)	$(114,525)

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of the Nine Months Ended September 30, 2021.

Nine Months Ended
September 30,
2021
Revenue
Total revenues from reportable segments	$54,342,548
Elimination of inter segments revenues	$-
Total consolidated revenues	$54,342,548

Profit or Loss
Total income (loss) from reportable segments	$831,206
Elimination of inter segments profit or loss
Unallocated amount:
Other corporation expense	$(701,375)
Total consolidated net income	$129,831

Assets
Total assets from reportable segments	$10,229,438
Unallocated amount:
Other unallocated assets – Holding Company	$1,065
Other unallocated assets –
Other unallocated assets –
Other unallocated assets –
Total consolidated assets	$10,230,503

NOTE 11 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of September 30, 2021 and December 31, 2020, $74,131 and $932,102, respectively, were deposited in major financial institutions located in Mainland China, and Hong Kong Special Administration. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

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

Major customers

The Company engages in e-commerce and sales businesses in the PRC. All revenues were generated from customers located in the PRC. One customer accounted for 10% or more of total revenues during the nine months ended September 30, 2021 as follows:

		Nine Months Ended
		September 30, 2021
Customer	Segment	Sales	Percentage of total Sales
Customer A	Trading	$53,669,951	98.76%

For the nine months ended September 30, 2020, no customer accounted for 10% or more of the Company’s sales.

Major vendors

For the nine months ended September 30, 2021, one vendor accounted for 10% or more of the Company’s purchases as follows:

		Nine Months Ended
		September 30, 2021
Supplier	Segment	Purchases	Percentage of total Purchases
Supplier A	Trading	$53,097,151	99.23%

For the nine months ended September 30, 2020, there were no vendors who accounted for 10% or more of the Company’s purchases.

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

On September 26, 2019, we, through SAL, entered into the Pretech Agreement with Pretech. Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The initial term of the Pretech Agreement was for 24 months from the date the Pretech Agreement was entered into. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia directly for 7 years. Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech. When users browse the Bibishengjia APP, they are able to click on the Pretech hyperlink and be directed to Pretech’s own site where they can make purchases of Pretech’s products. Additional features and functions may be added to the APP according to the Pretech’s needs, markets conditions and additional requirements upon separate agreement between the parties, either in conjunction with the needs of SAL and HSAL or specifically for Pretech. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity.

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

Ezekiel’s multi-function lottery tickets machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow the machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to installmachines at locations in cities where they already received licenses to sell lottery tickets as the owner and operator.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company, which had an accumulated deficit of $2,676,945 and a working capital deficit of $520,290 as of September 30, 2021, first reported an operating profit in the second quarter of 2021. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses on Financial Instruments,” which requires that expected credit losses relating to financial assets be measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Also, for available-for-sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption by the Company of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Our condensed consolidated financial statements for the nine months ended September 30, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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

To date, the pandemic has had minimal impact on our sales. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position remains stable.

Segment Reporting

Since the fourth quarter of 2020 we have been engaged in two business segments, the e-commerce business, consisting of HSAL and SAL’s e-commerce operation, and sales business covering Ezekiel’s sales of petroleum-based products and multi-function lottery machines. In 2019 we operated in one segment, our e-Commerce segment.

Result of Operations

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

	Three Months Ended		Variance
	September 30, 2021	September 30, 2020	Amount	%

Net sales	$34,222,798	$278,988	33,943,810	12167%

Cost of Revenue	(34,011,105)	(29,888)	(33,981,217)	113695%

Gross profit	211,693	249,100	(37,407)	-15%
General and administrative and other operating expenses	(239,087)	(206,249)	(32,838)	16%

Income (loss) from operations	(27,394)	42,851	(70,245)	-164%

Other non-operating income	(5)	-	(5)

Other expenses	12	-	12

Interest income	-	-	-

Interest expense	(139)	(14,485)	14,346	-99%

Income (loss) before income taxes	(27,526)	28,366	(55,892)	-197%

Income taxes	-	(298)	298	-100%

Net income (loss)	(27,526)	28,068	(55,594)	-198%

Net sales for the three months ended September 30, 2021 was $34,222,798, an increase of $33,943,810 from net sales of $278,988 for the three months ended September 30, 2020. The increase is attributable to the operations of Ezekiel, which were initiated in October 2020.

Our cost of sales increased to $34,011,105 for the three months ended September 30, 2021, an increase of $33,981,217 from the cost of sales of $29,888 for the three months ended September 30, 2020. The increase is primarily attributable to the operating costs of Ezekiel, which first began operations in October 2020.

We incurred a gross profit of $211,693 for the three months ended September 30, 2021 as compared to $249,100 for the three months ended September 30, 2020. Such decrease was attributable to

Selling, general and administrative expenses increased by $32,838, or 16%, to $239,087 for the three months ended September 30, 2021, from $206,249 for the three months ended September 30, 2020. The increase is mainly attributable to HSAL’s increased rent and increased employee salary expenses, and legal and other costs relating to the formation of Ezekiel. We anticipate that our selling, general and administrative expenses will continue at the same level for the remaining of 2021.

As a result of the foregoing, we incurred a loss from operations of $27,394 for the three months ended September 30, 2021compared to a profit of $42,851 for the three months ended September 30, 2020.

We recorded a net loss of $27,526 for the three months ended September 30, 2021 compared to net income of $28,068 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Nine Months Ended		Variance
	September 30, 2021	September 30, 2020	Amount	%

Net sales	$54,342,548	$482,130	53,860,418	11171%

Cost of revenues	(53,511,342)	(198,021)	(53,313,321)	26923%

Gross profit	831,206	284,109	547,097	193%
General and administrative and other operating expenses	(690,770)	(398,634)	(292,137)	73%

Income (loss) from operations	140,436	(114,525)	254,960	-223%

Other non-operating income (loss)	3,560	71,676	(68,116)	-95%

Other expenses	(7,729)	-	(7,729)	%

Interest income (expense)	2	4	(2)	-50%

Interest expenses	(6,438)	(14,455)	(8,017)	-55%

Income (loss) before income taxes	129,831	(57,300)	187,130	-327%

Income taxes	-	370	(370)	-100%

Net income	129,831	(57,670)	187,500	-325%

Net sales for the nine months ended September 30, 2021 was $54,342,548, an increase of $53,860,418 or 11,171%, from net sales of $482,130 for the nine months ended September 30, 2020. The increase is primarily attributable to the operations of Ezekiel, which were initiated in October 2020.

Our cost of revenues increased to $53,511,342 for the nine months ended September 30, 2021, an increase of $53,313,321, or 26,923%, from $198,021 for the nine months ended September 30, 2020. The increase is attributable to the operations of Ezekiel, which were initiated in October 2020.

Our gross profit increased by $547,097, or 193%, to $831,206 in the nine months ended September 30, 2021 from $284,109 in the nine months ended September 30, 2020. Such increase was attributable to the operations of Ezekiel and the increase of sales attributable to the Bibishengjia platform..

Selling, general and administrative expenses increased by $292,137, or 73%, to $690,770 in the nine months ended September 30, 2021, from $398,634 in the nine months ended September 30, 2020. The increase is mainly attributable to increased rent expenses and increased employee salaries.

Our income from operations was $140,436 for the nine months ended September 30, 2021 compared to a loss from operations of $114,525 for the nine months ended September 30, 2020.

We had non-operating income of $3,560 in the nine months ended September 30, 2021 compared to non-operating income of $71,676 in the nine months ended September 30, 2020. In 2020. we recorded $82,000 of non-operating income related to the reversal of warrant issuance expense incurred in 2018.

We recorded net income of $129,831 for the nine months ended September 30, 2021 compared to a net loss of $57,670 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had $638,986 in cash and cash equivalents and a working capital deficit of $520,290 compared with $932,102 in cash and cash equivalents and a working capital deficit of $560,818 on December 31, 2020. Our accumulated deficit on September 30, 2021 was $2,676,945.

To date the Company has funded its operations from advances from related parties which are interest free, unsecured, and have no fixed repayment terms and from cash provided from operations including the prepayment made under the Pretech Agreement and from a $4,078,044 prepayment from Qingdao Jiuzhou Xintong Industry and Trade Co., Ltd. for the purchase of petroleum-based products. As of September 30, 2021 and December 31, 2020, we had received net advances of $1,014,468 and $1,157,601 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

Management has continued to support our company’s operations and we have relied on our officers and directors to perform essential functions with minimal compensation. If we are unable to raise the funds that we require from third parties we will have to find alternative sources, such as loans from our officers and directors.

As of September 30, 2021, we had related party receivables in the aggregate amount of $363,087, due entirely from Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”). Lianlian is owned by Wei Liang and Wei Zhu, the two majority shareholders of our company.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow our company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	nine months ended September 30, 2021	nine months ended September 30, 2020
Net cash provided by (used for) operating activities	(599,865)	$351,401
Net cash provided by (used for) investing activities	75,575	(167,236)
Net cash provided by (used for) financing activities	217,442	(136,005)
Net increase (decrease) in cash and cash equivalents	(306,848)	$48,160

Net cash used for operating activities during the nine months ended September 30, 2021, was $599,865 compared to net cash provided by operation of $351,401 in the nine months ended September 30, 2020. During the 2021 period Yanchang Petroleum (Zhejiang Free Trade Zone) Co., Ltd. The difference between the customer prepayment and the prepayment to the supplier accounted for the majority of the net cash used for operating activities.

Net cash provided by investing activities during the nine months ended September 30, 2021, was $75,575 compared to net cash used for investing activities of $167,236 in the nine months ended September 30, 2020. The cash provided by investing activities relate to the purchase of fixed assets, consisting of furniture and lottery machines in 2021.

Net cash provided by financing activities was $217,442 for the nine months ended September 30, 2021 compared to net cash used for financing activities of $136,005 in the nine months ended September 30, 2020. This change was primarily due to advances of $1,014,469 from related parties.

We believe our existing cash and cash equivalents on hand at September 30, 2021 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2021 and 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive and Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2021, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZZLL Information Technology Inc.

Dated: November 22, 2021	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer