Form 10-K
period 2021-12-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2022-04-15
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates computed by reference to the price of the registrant as of June 30, 2021 was approximately $345,713.76 based upon the closing price of $0.12 of the registrant’s common stock on the OTC Bulletin Board.

The number of shares of Registrant’s Common Stock outstanding as of April 8, 2022 was 20,277,448.

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

Item 1. Business

Background

We were incorporated under the laws of the State of Nevada on September 9, 2005 under the name of JML Holdings, Inc. and we subsequently merged with Baoshinn International Express, Inc. and changed our name to Baoshinn Corporation on January 10, 2006. We changed our name to Green Standard Technologies, Inc. on June 17, 2015andon May 19, 2016, we changed our name to ZZLL Information Technology, Inc. (the “Company”).

On April 23, 2013, we formed a wholly owned subsidiary, Syndicore Asia Limited (“SAL”) under the laws of Hong Kong, which principally holds our ownership interest in Hunan Syndicore Asia Limited (“HSAL”), an e-Commerce company organized under the laws of the People’s Republic of China (the “PRC”).

On August 18, 2016, we entered into a joint venture agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-Commerce Company Limited (“Z-Line”) under the laws of Hong Kong. We initially owned 55% of the equity interests in Z-Line, which was formed to provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. On October 8, 2019, we acquired the remaining 45% equity interest in Z-Line from NSML. Z-Line has had limited operating activities since incorporation.

On May 23, 2020, we formed a wholly owned subsidiary, Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”) under the laws of the PRC, which is engaged in the distribution of petroleum based products in the PRC.

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel. The structure of our corporate organization is as follows:

Holding Foreign Company Accountable Act

In December 2020, the Holding Foreign Companies Accountable Act, or the HFCAA, was signed into law. The HFCAA amended the Sarbanes Oxley Act to prohibit trading on U.S. exchanges of public reporting companies audited by audit firms located in foreign jurisdictions that the PCAOB has been unable to inspect for three sequential years. Trading in our securities may be prohibited under the  HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) the PRC because of a position taken by one or more authorities in the PRC and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken the PRC that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, WWC, P.C., is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. WWC, P.C. , is based in California and has been inspected by the PCAOB on a regular basis, including in December 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers relating to our activity in the PRC, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, our securities will likely be delisted.

Description of the Business

In 2021 and 2020 we were engaged in two business segments, (i) the e-commerce business, consisting of HSAL and SAL’s e-commerce operation and (ii) Ezekiel’s sales of petroleum based products and multi-function lottery machines.

HSAL’s e-Commerce business

HSAL is an e-Commerce company that developed “Bibishengjia”, an online application based on a shopping search engine that concurrently searches many shopping sites, primarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. The shopping sites included in the Bibishengjia search engine pay us commissions for directing customers to their sites. Additionally, if a seller on a shopping site offers a rebate to the shopping site for purchases made from such seller, the shopping site typically shares such rebates with the search engine that directed the customer to the shopping site. Besides directing traffic to shopping sites, Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. Bibi Mall and Lianlian Nongyuan Agricultural Products Store do not take possession of the products and use third party delivery services to pick up the products sold from vendors and deliver the goods to customers directly. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

On September 26, 2019, we, through SAL, entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The term of the Pretech Agreement was initially for 24 months. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia directly for 7 years. When users browse the Bibishengjia APP, they are able to click on the Pretech hyperlink and be directed to Pretech’s own site where they can make purchases of Pretech’s products. Additional features and functions may be added to the APP according to the Pretech’s needs, markets conditions and additional requirements upon separate agreement between the parties, either in conjunction with the needs of SAL and HSAL or specifically for Pretech. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech.

Ezekiel’s petroleum based products distribution business

In October 2020, Ezekiel entered into the business of distribution of petroleum based products, such as asphalt, heat conduction oil and machine (lubricating) oil. Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel doesn’t take possession of the petroleum based products sold to third parties, which are stored in the suppliers’ designated warehouses, and is not responsible for delivery to the customers.

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and includes a disinfectant wipes dispenser. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow the machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as owner and operator, the multi-function machines in cities where Ezekial has received licenses to sell lottery tickets.

The cost of each machine is approximately $950 and we sell these machines to third parties for approximately $1,375. We currently generate revenue from sales of our machines to third parties. If and when we are able to install machines, as an owner and operator, we expect to generate revenue from the fees retained on all lottery ticket sales made by the machines, and fees generated by the cellphone charging station.

Our Strategy

HSAL’s e-Commerce business

We have been focusing on blue-collar millennials living in second and third tier cities in China as our targeted customers and intend to expand our footprint in such geographic areas. We also plan to include white collar millennials living in these cities as targeted customers. Our internally conducted survey indicates that office workers are interested in value shopping due to limitations on their disposable income.

Ezekiel’s petroleum based products distribution business

Ezekiel’s suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies. Ezekiel plans to establish itself as a reliable distributor by offering quality products and services. Accordingly, it believes that developing and maintaining relationships with large state-owned suppliers and reputable privately-owned suppliers is a key to its business. Management believes that maintaining relationship with Ezekiel’s customers is also critical to its future success because substantially all of its sales in 20202021 came from one large customer, which management believes will continue to place purchase orders for large quantity of products. We plan to develop more customers and to increase the size of our business through referrals and from our existing business relationships.

Ezekiel’s multi-function lottery ticket machine business

Our plan is to increase our market share and sales in second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable..

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

For the year ended December 31, 2021, one customer, Qingdao Jiuzhou Xintong Industry & Trade Co., Ltd. located in the city of Qingdao accounted for 77.85% of our total revenue, and one state-owned supplier, Yanchang Petroleum (Zhejiang FTZ) Limited, located in the city of Zhoushan accounted for 100% of our purchases.

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

We did not generate any revenues from the sale of multi-function lottery tickets machine in 2021 due to the pandemic and the lockdowns in China.

Marketing and Promotion

HSAL’s e-Commerce business

We formed a partnership in March 2020 with the government of Hunan Province to help market local products on the Bibi Mall and Lianlian Nongyuan Agricultural Products Store on the Bibishengjia.APP. These products are otherwise hard to sell due to transportation and other logistical limitations.

We have historically promoted our APP on local TV programs and host community gatherings to share shopping experiences. In the third quarter of 2020, we started to promote the Bibishengjia. APP through “Momo”, a free social search and instant messaging mobile app with over 100 million monthly active live streaming users as of September 2020. We believe that mobile streaming media will accelerate our growth in the future. We registered Bibishengjia on Momo and have hired streamers/influencers who promote Bibishengjia. in their live streaming studios.

Ezekiel’s petroleum based products distribution business

Because our suppliers include large Chinese state-owned enterprises as well as reputable private Chinese companies, we believe that we quickly became known for our stable and high-quality products. The entry barrier for this business is relatively high and we believe that an established business may not be easily duplicated by competitors. Members of Ezekiel’s management team have established personal relationships with suppliers and customers, and we aim to maintain these relationships as well as develop new relationships using personal connections and other industry resources in order to further establish ourselves and gain additional customers.

Ezekiel’s multi-function lottery tickets machine business

We currently rely on trade shows to promote our machines to third party buyers. In addition to selling to third parties, we also plan to install the multi-function lottery ticket machines in strategically chosen second or third tier cities. The colorful moving images of lottery tickets on the LED screens of the machines help to attract customers . We have been exploring opportunities in many provinces and cities across the country with the goal of installing our own machines or selling machines to third parties in these locations.

Competition

HSAL’s e-Commerce business

The shopping search e-commerce industry itself is a service industry and our Bibishengjia. App does not have distinguishable competitive advantage other than offering users the ability to purchase products at advantageous prices. Many non-shopping search e-commerce platforms now offer discounts on their products and large e-commerce platforms such as Taobao, JD, Pinduoduo, etc. have also created platforms that offer shopping search functions. As the competition in e-commerce increases , we believe that accurate traffic capture platforms with a traffic guidance model such as Bibishengjia. will offer unique advantages and gain popularity.

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

Regulatory Compliance

Because substantially all of our business is conducted within the PRC, our operations are subject to regulations imposed by both the PRC and local governments. These include:

Regulations on Sales of Lottery Tickets and Lottery Ticket Machines.

The lottery industry is heavily regulated in the PRC. Pursuant to the Lottery Administrative Regulations and the Detailed Rules for the Implementation of Lottery Administrative Regulations, the issuance of lottery tickets requires the State Council’s special permission. Lottery issuing agencies, lottery sales agencies and licensed lottery tickets sales companies must follow detailed rules in making lottery tickets sales, including a prohibition against false advertisements, unfair competition, selling lottery tickets to minors and selling lottery tickets on credit. Lottery equipment and related technical services must meet the standards prescribed by the law. A lottery sales company may sell lottery tickets only after it has received a lottery sales license from the lottery sales agencies. Licensed lottery tickets sales companies must meet specific qualification requirements, such as capital and location requirements, non-criminal records requirements and creditworthiness requirements. Licensed lottery tickets sales companies must also enter into a form contract formulated by the Ministry of Civil Affairs and other national government agencies in order to become qualified. The form contract has to specifically set forth the provision and management of the lottery machines.

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

Employees

As of December 31, 2021, we had a total of 18 employees working in China, performing sales, operational and administrative functions and 2 employees in Hong Kong, performing managerial functions. We believe we have a good relationship with our employees. We have taken necessary precautions in response to the COVID-19 outbreak, including offering employees flexibility to work from home and mandatory social distancing requirements in the workplace.

Item 1A. Risk Factors

Not Applicable as a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space of approximately 50 square meters for our executive offices in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is for a two-year term ending on August 27, 2023 at a monthly charge of HK$ 8,000 per month (approximately $1,031).

Our subsidiary, Hunan Syndicore Asia Limited, leases approximately a 683 square meter office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,523 per month (approximately $3,218 per month). The lease expires in May 2024. The lease may be renewed upon three months prior written notice.

Our Ezekiel subsidiary leases a 297 square meter office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440 per month (approximately $5,205 per month). The lease expires in April 2023. The lease may be renewed upon six months prior written notice.

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

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “ZZLL”. The closing price of our common stock, as reported by the NASDAQ.com on December 31, 2021, was $0.12.

As of December 31, 2021, we had approximately 84 shareholders of record who held 20,277,448 shares of the Company’s common stock. This does not include shareholders whose shares are held in street or nominee names.

We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

Item 6. Reserved

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

Ezekiel’s multi-function lottery tickets machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. No sales were recorded in 2021.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverables and off-balance-sheet credit exposures, and held-to-maturity securities.  Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life.  The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

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

To date, the pandemic has had minimal impact on our sales. The majority of our sales are made online. We experienced a slight decline in sales at the beginning of the imposition of restrictions to mitigate the spread of COVID-19. To date we have not experienced a significant change in the timeliness of payments of our invoices and our cash position, remains stable with approximately $1,932,693 of cash and cash equivalents as of December 31, 2021.

Segment Reporting

In 2021 and 2020, we were engaged in two business segments, (i) the e-commerce business, consisting of HSAL and SAL’s e-commerce operations and (ii) Ezekiel’s sales of petroleum based products and multi-function lottery machines.

	Gross Revenue	Percentage
E-commerce segment	$915,550.00	1.2%
Sales segment	$77,569,749.00	98.8%

Consolidated total	$78,485,299.00	100%

Result of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Full year Ended		Variance
	December 31, 2021	December 31, 2020	Amount	%

Net sales	$78,485,299	$4,508,703	73,976,596	1,641%

Cost of revenues	(76,906,929)	(4,266,850)	(72,640,079)	1,702%

Gross profit	1,578,370	241,853	1,336,517	553%
General and administrative and other operating expenses	(1,407,566)	(676,983)	(730,583)	108%

Income (loss) from operations	170,804	(435,130)	605,934	-139%

Other non-operating income	9,262	228,251	(218,989)	-96%

Other expenses	(7,752)	(156,575)	148,824	-95%

Interest income	2	5	(3)	-60%

Interest expenses	(156,350)	(23,378)	(132,972)	569%

Income (loss) before income taxes	15,967	(386,827)	402,794	-104%

Income taxes	-	-	-	-

Net income (loss)	15,967	(386,827)	402,794	-104%

Net revenue for the year ended December 31, 2021 was $78,485,299, an increase of $73,976,596, or 1,641%, from net revenue of $4,508,703 for the year ended December 31, 2020. The increase is primarily attributable to an increase in revenues from the operations of Ezekiel that entered the business of selling petroleum-based products and the sales of multi-function lottery ticket machines in 2021. In 2021, Ezekiel recorded net revenues of $ $77,5697,49 from the sale of petroleum-based products and revenues of $ 0 from the sale of multi-function lottery tickets machines compared to revenue of $3,929,716 from petroleum-based product, $44,416 from lottery ticket machines and design. E-commerce generated revenues of $915,550 in the year ended December 31, 2021 compared to revenues of $277,099 in the year ended December 31, 2020.

Our cost of revenues increased to $76,906,929 for the year ended December 31, 2021, an increase of $72,640,079, or 1,702%, from $4,266,850 for the year ended December 31, 2020. The increased costs are primarily attributable to Ezekiel’s sales of petroleum based products. In 2021, Ezekiel had cost of revenues of $76,782,221 and the e-Commerce segment’s cost of revenues were $124,709.

Our gross profit increased by $1,336,517, or 553%, to $1,578,370 in the year ended December 31, 2021 from $241,853 in the year ended December 31, 2020. Our gross profit percentage was 2.01% in the year ended December 31, 2021 compared to 5.36% in the year ended December 31, 2020. In 2020, we started the business of selling petroleum-based products and the lottery machines. which have high costs of goods . Ezekiel’s gross profit was $787,528 in 2021 compared to $197,289 in the year ended December 31, 2020 and the e-Commerce segment’s gross profit was $790,841 in 2021 compared to $44,564 in the year ended December 31, 2020.

Selling, general and administrative expenses increased by $730,593, or 108%, to $1,407,566 in the year ended December 31, 2021, from $676,983 in the year ended December 31, 2020. The increase is mainly attributable to increased rent expenses and increased employee salaries.

We had income from operations of $170,804 for the year ended December 31, 2021 compared to a loss from operations of $435,130 for the year ended December 31, 2020.

We had non-operating income of $9,262 in the year ended December 31, 2021 compared to non-operating income of $228,251 in the year ended December 31, 2020. In 2020 we recognized income from the expiration of warrants issued in 2018.

We did not pay any taxes in the two years ended December 31, 2021.

As a result of the foregoing we had net income of $15,967 in the year ended December 31, 2021 compared to a net loss of $386,827 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $1,932,693 in cash and cash equivalents and a working capital deficit of $982,679 compared with $932,102 in cash and cash equivalents and a working capital deficit of $595,800 at December 31, 2020. Our accumulated deficit at December 31, 2021 was $2,790,808.

To date the Company has funded its operations by advances from related parties which are interest free, unsecured, and have no fixed repayment terms and in 2021 from cash provided from operations including the prepayment made under the Pretech Agreement. As of December 31, 2021 and December 31, 2020, the Company had received net advances of $1,348,102 and $1,157,601 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million from Mr. Du for operating purposes.  The initial term of the loan is from December 14, 2021 to May 13, 2022 during which time there is no interest.  The term of the loan may be extended upon the parties’ mutual agreement. After the initial term, the loan will bear an annual interest of 10%.

Management has continued to support the Company’s operations and the Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

As of December 31, 2021 and December 31, 2020, the Company reported related party receivables in the aggregate amount of $414,395 and $779,768, respectively, due from Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”) and Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”), respectively. 100% of equity interests of Hong Fu and Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. The amount due from Hong Fu, which is a loan in the principal amount of RMB 600,000 (approximately $88,203) for a two-year term beginning on July 1, 2019 and free of interest. The amount due from Lianlian in 2021, which is a loan with the principal amount of RMB 4,500,000 (approximately $ 689,675) for a two-year term beginning on January 1, 2020 and free of interest. The $13,018 due from Lianlian, is free of interests and due on demand. All of these loans were made in the ordinary course of business.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	Full year Ended December 31, 2021	Full year Ended December 31, 2020
Net cash provided by (used for) operating activities	$(1,129,288)	$243,113
Net cash used for investing activities	(28,323)	(152,724)
Net cash provided by (used for) financing activities	2,128,505	(44,306)
Net increase (decrease) in cash and cash equivalents	$970,894	$46,083

Net cash used for operating activities during the year ended December 31, 2021 was $1,129,288, primarily attributable to our increase level of activity in 2021 and net income of $408,409, compared to net cash provided by operating activities of $243,113 in 2020, attributable to Pretech contract asset.

Net cash used for investing activities during the year ended December 31, 2021, was $28,323 compared to net cash used by investing activities of $152,724 in 2020. The cash used for investing activities relate to the purchase of fixed assets, consisting of furniture and lottery machines in 2021.

Net cash provided by financing activities was $2,128,505 for the year ended December 31, 2021 compared to net cash used by financing activities of $44,306 in 2020. This change was primarily due to proceeds of $1,572,631 from short term loan and advances of $412,568 from related parties and repayment of loans from related parties.

We believe our existing cash and cash equivalents on hand at December 31, 2021 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements as of December 31, 2021 and 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)as of the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2021. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION
Sean Webster	50	Director
Wei Liang	40	Director
Wei Zhu	44	Director
Yanfei Tang	41	Director, Chief Executive and Financial Officer, President, and Secretary

Mr. Sean Webster has been a director of the Company since March 2008. From March 2008 until November 2019, he served as President and Chief Executive Officer of our company. Mr. Webster was the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Biopack Environmental Solutions, Inc. from October 6, 2008 until April 27, 2012. Mr. Webster was Senior Vice President of Finance & Business Development of Grand Power Logistics Group Inc., from April 8, 2008 until June 1, 2011.  From May 1999 to October 2007 he served as an Investment Advisor at Blackmont Capital Inc.  Mr. Webster graduated from the University of Calgary in 1996 with a B.A. degree in Economics, and a minor in Management and Commerce.

Mr. Wei Liang has served as a director since June 2016. He is an engineer with over 15 years’ experience in e-Business system design, computer engineering, internet framework and system design, implementation and management, specifically in banking e-Business systems. Mr. Liang also has expertise in design and development of electronic platforms for education. Since April 2015, Mr. Liang has acted as Managing Director of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position, from March 2013 to April 2015, Mr. Liang was the Managing Director of Hunan Ming Da Educational Technology Company Limited. Mr. Liang was the Principal of Lou Di City Electronic Technology Vocational College from 2011 to 2013. From 2004 to 2011, Mr. Liang was an Engineer with the Lou Di City Bureau of Education.  Mr. Liang earned a B.A. degree in Computers from the University of Nanchang in 2008 and a Masters’ degree in Computer Engineering from the University of Jilin in 2011.

Mr. Wei Zhu has served as a director since March 2017. Since April 2015, Mr. Zhu has been the president and co-founder of Hunan Longitudinal Uned Information Technology Co., Ltd. Prior to this position and since 2008, Mr. Zhu and his partner started another company in home security industry, Hunan Zhongdun Security Intelligent & Technology Co., Ltd. and held the position of General Manager. From 2006 to 2008, Mr. Zhu was the manager of Hunan Shichuang Decoration Engineering Co., Ltd, a decoration and renovation firm, manager with Industrial and Commercial Bank of China, manager with Agricultural Bank of China, and manager with Bank of China. Mr. Zhu earned an EMBA degree from Tsinghua University.

Ms. Yanfei Tang has been a director, Chief Executive Officer, Chief Financial Officer, President, and Secretary of the Company since November 2019.  Ms. Tang has over 15 years of experience in the international trade business and technology. Since January 2012, she has also served as the General Manager of Zevo Hi-Tech Group., Ltd. of Hong Kong, S.A.R., a company engaged in international trade in consumer electronics. Ms. Tang earned a BS. degree in chemistry from the University of Xiangtan in 2004.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2021, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2021, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our board of directors adopted an informal Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person identified in our Code of Business Conduct and Ethics; and

●	Accountability for adherence to the Code of Business Conduct and Ethics.

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

We will provide a copy of our Code of Business Conduct and Ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Ms. Yanfei Tang, Chief Executive Officer, ZZLL Information Technology, Inc., Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point, Hong Kong.

Committees of the Board of Directors

We do not presently have a designated audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors. Because we have only one independent Director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2021, December 31, 2020 and December 31, 2018.

Summary Compensation Table

Name and Principal Position (3)		Salary	Deferred Compensation	Bonus	Stock Awards	Option and Warrant Awards	All Other Compensation (4)		Total

Sean Webster (1)	2021	$-	$-	$-	$-	$-		$27,500		$27,500
Former Chief Executive Officer	2020	$-	$-	$-	$-	$-		$90,000		$90,000

Yanfei Tang (2)	2021	$-	$-	$-	$-	$-	$		$
Chief Executive Officer, Chief Financial Officer and Director	2020	$-	$-	$-	$-	$-		$15,000		$15,000

(1)	Mr. Webster resigned as CEO on November 8, 2019

(2)	Ms. Yanfei Tang was appointed as CEO and Director on November 8, 2019

(3)	No other executive received any compensation from the Company and any of its subsidiaries for the previous three years

(4)	Occasional allowances.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 14, 2022: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 20,277,448 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following April 14, 2022. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address(1) of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(2)
Wei Liang No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	9,363,750	46.178%

Wei Zhu No 271, Xing Zhi Garden, Shi Yu Street, Lou Xing District, Lou Di, Hunan, PRC	8,032,750	39.614%

Sean Webster, Director	-	-
Wei Liang, Director	-	-
Wei Zhu, Director	-	-
Yanfei Tang, Director	-	-

All Directors and Officers as a Group (4 persons)	17,396,500	85.792%

(1)	Unless indicated otherwise, the beneficial owner’s address is Unit 1504, 15/F., Carnival Commercial Building, 18 Java Road, North Point Hong Kong

(2)	Applicable percentage of ownership is based on 20,277,448 shares of Common Stock outstanding as of April 14, 2022. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of April 8, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar rights to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company.

As of April 14, 2022, there were a total of 84 stockholders of record holding 20,277,448 shares of our common stock.

During 2021, the Company did not issue any additional shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2021 and 2020, the Company had lent $367,200 and $779,768, respectively, to businesses controlled by the Company’s principal shareholders.

As of December 31, 2021 and 2020, the Company had received net advances of $1,348,102 and $1,157,601, respectively, from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	December 31, 2021	December 31, 2020
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$19,049	$90,093
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)	395,346	689,675

	$414,395	$779,768

Amount due to related parties:
Sean Webster	$-	$-
Wei Zhu (a)	232,265	233,603
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	-
Shenzhen Zong Wang Internet Information Limited Company (b)	-	18,843
Zhong He Lian Chuang (b)	-	15,319
Shen Tian (c)	626,438	496,814
Various other shareholders and directors	448,742	393,022
Loan from Harry Cheung	40,656	-
	$1,348,102	$1,157,601

(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 to June 30, 2021, free of interests.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interests. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interest and due on demand.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including reimbursements for expenses, professional audit services and other services rendered by our independent registered public accounting firm WWC C.P.A. Company for the period ended December 31, 2021 and our former auditors, Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited) during the year ended December 31, 2020.

	December 31, 2021	December 31, 2020
Audit Fees (1)	$31,700	$38,337
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$31,700	$38,337

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: April 15, 2022	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yanfei Tang	Director and Chief Executive Officer	April 15, 2022
Yanfei Tang	(Principal Executive Officer) and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Wei Liang	Director	April 15, 2022
Wei Liang

/s/ Wei Zhu	Director	April 15, 2022
Wei Zhu

/s/ Sean Webster	Director	April 15, 2022
Sean Webster

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation	Exhibits with the corresponding numbers, filed with our registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006.

3.2	Certificate of Amendment to Articles of Incorporation

3.3	Certificate of Amendment to Articles of Incorporation

3.4	Certificate of Amendment to Articles of Incorporation

3.5	Certificate of Amendment to Articles of Incorporation

3.6	Certificate of Amendment to Articles of Incorporation

3.7	By-Laws	Exhibits with the corresponding numbers, filed with our registration statement on Form SB-2, as filed with the Securities and Exchange Commission on June 14, 2006.

10.1	Sales Agency Agreement by and between SYNDICORE ASIA LIMITED and PRETECH INTERNATIONAL CO., LIMITED dated September 26, 2019	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2020

10.2	Amended and Restated Sales Agency Agreement by and between SYNDICORE ASIA LIMITED and PRETECH INTERNATIONAL CO., LIMITED dated October 26, 2020	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2020

10.3	Loan Agreement by the between Jianjun Du and Shenzhen Ezekiel Technology Co. Limited dated December 31, 2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ZZLL Information Technology Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of

ZZLL Information Technology Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZZLL Information Technology Inc. and subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred a substantial loss during the year ended December 31, 2020 and had a working capital deficit and accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans to address this substantial doubt is set forth in Note 3. For the year ended December 31, 2021, the Company generated a profit; however, it continued to have a working capital deficit and net cash used in operating activities, accordingly, the Company did not alleviate the substantial doubt that the Company would continue as going concern that existed at December 31, 2020 and, as such, the substantial doubt still remains outstanding at December 31, 2021. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors, as the Company does not have an audit committee, and that: (1) related to the accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

The critical audit matter related to the Company’s revenues, and contract liabilities. The principal considerations in determining that this was a critical audit matter was that this account requires significant subjective judgment, estimation, and complexity; proper revenue recognition in the account requires review of contractual terms and conditions, gaining an understanding of control over products, gaining an understanding of the timing of fulfillment of performance obligations, independent re-assessment of the performance obligations, and evaluation of future contractual obligations. We addressed this critical auditing matter by testing the reasonableness of the Company’s accounting policy, by considering the logic, testing them against the terms within contracts with customers, as well as the Company’s assumptions against other similar businesses in the same or comparable industries. We independently reperformed the revenue recognition process, examined internal and external third-party evidence, and independently confirmed transaction details with the third parties. The outcome of our testing provided adequate evidence to support our audit opinion. The accounts that are affected by these critical matters are revenue, contract liabilities, and the related disclosures found in Note 2 – Significant Accounting Policies – Revenue Recognition.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since June 10, 2020.

San Mateo, California

April 15, 2022

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

	Note	As of December 31, 2021	As of December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents		$1,932,693	$932,102
Accounts receivable		848,181	-
Amounts due from related parties	6	414,395	779,768
Inventory		68,984	42,617
Deposit and prepaid expenses		-	7,752
Total current assets		3,264,252	1,762,239

Long-term assets:
Property, plant and equipment, net		16,493	17,325
Operating lease right-of-use assets, net		200,840	291,550
Other receivable		200,220	34,982
Other assets		128,606	16,219
Total non-current Assets		546,160	360,077
TOTAL ASSETS		$3,810,411	$2,122,315

LIABILITIES AND DEFICIT
Current liabilities:
Lease liabilities - current		$123,203	$105,419
Accounts Payable		52,682	-
Income taxes payable		11,094	4,219
Short term loan		1,572,631
Amounts due to related parties	6	1,348,102	1,157,601
Accrued liabilities	4	201,815	201,815
Contract liability - current		143,367	823,337
Other payable		794,038	65,648

Total current liabilities		4,246,932	2,358,039

Long-term liabilities:
Contract liability – non-current		535,454	682,730
Operating lease liabilities – non-current		98,040	197,224

TOTAL LIABILITIES		$4,880,426	$3,237,993

Commitments and contingencies		-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of December 31, 2021 and December 31, 2020.		-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		46,918	17,224
Accumulated deficit		(2,790,808)	(2,806,777)
TOTAL STOCKHOLDERS’ DEFICIT		(1,070,015)	(1,115,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,810,411	$2,122,315

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	For the year ended December 31, 2021	For the year ended December 31, 2020

Net revenue		$78,485,299	$4,508,703
Cost of sales		76,906,929	4,266,850

Gross profit		1,578,370	241,853

Operating expenses
Selling expenses		137,862	66,251
General and administrative expenses		1,269,704	610,732

Income/Loss from operations		170,805	(435,130)

Non-operating income (expense)
Interest expenses		(156,350)	(23,378)
Interest income		2	5
Other income		9,262	228,251
Other expense		(7,752)	(156,575)

Income (loss) before income taxes		15,968	(386,827)

Income taxes	5	-	-

Net income (loss)		15,968	(386,827)

Other comprehensive income (loss)
Foreign currency translation adjustment		29,694	12,827
Comprehensive income (loss)		$45,662	$(374,001)

Basic and diluted earnings (loss) per share of common stock		$0.00	$(0.02)

Weighted average number of shares of common stock outstanding
- Basic and diluted		20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Common stock		Additional	Accumulated Other		Total
	Shares Outstanding	Amount	paid-in capital	Comprehensive Income	Accumulated deficit	Stockholders’ deficit

Balance January 1, 2020	20,277,448	$2,028	$1,671,847	$4,397	$(2,419,950)	$(741,678)

Currency translation adjustment	-	-	-	12,827	-	12,827
Net income	-	-	-	-	(386,827)	(386,827)

Balance December 31, 2020	20,277,448	2,028	1,671,847	17,224	$(2,806,777)	$(1,115,678)

Balance January 1, 2021	20,277,448	2,028	1,671,847	17,224	$(2,806,777)	$(1,115,678)

Currency translation adjustment	-	-	-	29,694	-	29,694
Net loss	-	-	-	-	15,968	15,968

Balance December 31, 2021	20,277,448	$2,028	$1,671,847	$46,918	$(2,398,368)	$(1,070,015)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	For the year ended Dec 31, 2021	For the year ended Dec 31, 2020
Cash Flow from Operating Activities
Net Loss	$15,968	$(386,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,477	5,762
Interest expense
Change in fair value of the warrants	-	(82,000)

Interest income	-	-
Changes in assets and liabilities:
Deposit and prepayment	7,752	4,108
Accounts Receivables	(848,181)	-
Other receivables	(165,237)	(33,917)
Other payables and accrued liabilities	781,072	(17,282)
Lease liability	(81,399)	161,989
Contract liability	(827,246)	631,067
Inventory	(26,367)	(42,617)
Income tax payable	6,874	2,830
Cash (used in) provided by operating activities	(1,129,286)	243,113
Cash Flow from Investing Activities
Purchase of property, plant and equipment	(28,323)	(152,724)
Cash used in investing activities	(28,323)	(152,724)

Cash Flows from Financing Activities

Short term loan	1,572,631	-
Amounts due from related parties	365,373	(678,532)
Amounts due to related parties	190,501	634,226
Cash provided by financing activities	2,128,506	(44,306)

Net Increase in Cash	970,898	46,083
Effect of Currency Translation	29,694	12,827
Cash at Beginning of Period	932,102	873,192
Cash at End of Period	$1,932,693	$932,102

Supplemental Disclosures of Cash Flow Information:
Interest Received	2	5
Interest paid	156,350	23,378
Income taxes	-	-

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Ezekiel’s multi-function lottery ticket machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities. Besides selling the machines to third parties, Ezekiel also plans to install, as an owner and operator, machines in locations in cities where they already received licenses to sell lottery tickets.

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1,375. Ezekial currently generate revenue from sales of our machines to third parties. No sales were recorded in 2021.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. the Company had incurred a substantial loss of $374,001 during the year ended December 31, 2020 and had a working capital deficit $685,800 and an accumulated deficit of $2,806,777 which raised substantial doubt about the Company’s ability to continue as a going concern. For the year end December 31, 2021, the Company generated a profit; however, it continued to have a working capital deficit $982,680 and net cash used in operating activities of 1,129,286, accordingly, the Company did not alleviate the substantial doubt the Company continuing as going concern that existed at December 31, 2020 and as such, the substantial doubt still remains outstanding.

Management plans to support the Company’s operation and to maintain its business strategy to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money we need from such offerings, the Company will have to find alternative sources including, loans from our officers, directors or others. Management has actively taken steps to revise its operating and financial requirements, which they believe will allow the Company to continue its operations for the next twelve months. Additionally, management will continue to pursue profitability sales transactions. There is no assurance the above plan will be successful.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. In respect of accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Company has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the directors of the Company consider that the Company’s credit risk is significantly reduced. 77.85% of revenue is concentrated in one major customer, thus there is a significant concentration of credit risk in our account receivable related to these revenues.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Company currently maintains bank accounts in HK and the PRC only.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts for the year ended December 31, 2021 and 2020, respectively.

Inventories

Inventories consisting of lottery machines, are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the years ended December 31, 2021 and 2020.

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

Contract liabilities

The subsidiary SAL received prepayment for a 7-year agreement with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The initial term of the Pretech Agreement was for 24 months. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia directly for 7 years. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity. The Company has recognized the prepayment in a straight line 7-year schedule until the agreement terms are fully delivered. This prepayment has been recorded as a customer deposit.

The following is a schedule, by fiscal years, of the maturities of contract liabilities as of December 31, 2021:

2022	$143,367
2023	143,367
2024	143,367
2025	143,367
2026	105,353
Total contract liabilities	678,821

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

In applying ASC 606, the Company recognizes revenue when it has negotiated the terms of the transaction, set forth the sales price, transferred of possession of the product to the customer, determined that the customer does not have the right to return the product, determined that the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer.

Ezekiel’s asphalt trading revenue is related to a single performance obligation that is earned at single point in time when customers accept the goods evidence by their signed receipt. The Company typically receives payment an initial payment equal to approximately 85-95% of the contract value prior to delivery of goods; these amounts are recorded as contract liabilities until which point the Company has delivery the goods and recognized these amounts into its result of operations. The remainder of the contract value which is recognized to revenue and recorded as an accounts receivable upon delivery of goods is typically paid by the customer to the Company within three months after delivery of the goods.

Hunan Syndicore Asia Limited earns advertising revenue through third party content distribution platforms whereby if influencers that are employed by subsidiary’s provide performances on the third-party platforms, the Company is entitled to a percentage of advertising revenue generated from views of that content. Management believes these performances represent a single performance obligation that is earned at a single point in time when content viewers watch the distributed content. The Company typically receives payment of their proportion of the advertising revenue once a month, on the month following the month of the performance.

SAL received prepayment of the full consideration of $1,000,000 under the agreement with Pretech in two installments in 2019 and 2020. Management believes this a single performance obligation that is earned over a period of time. The Company recognized such prepayment in a straight line 7-year schedule because the Pretech Agreement has a 7- year term. Of such full consideration, $143,367 was recorded as current customer advances and $537,626 was recorded as long-term customer advances as of December 31, 2021. An aggregate amount of $179,666 was recognized as revenue in 2020, $143,367 was recognized in 2021 and $680,993 is outstanding and yet to be recognized.

Cost of Sales

Cost of sales is mainly comprised of costs of petroleum-based products, multi-function lottery tickets machines and various agriculture products.

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

Leases

The Company’s executive offices are located in the Carnival Commercial Building, 18 Java Road, North Point Hong Kong. Our current lease is from August 28, 2021 to August 27, 2023 at a monthly charge of HK$8,000 per month (approximately $1,031 per month). The Company has successfully renewed its lease in the past and does not expect any difficulty in renewing it again.

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

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

	The Years Ended December 31,
	2021	2020
Right-of-use assets	$200,840	$291,550
Lease payment liability-current	123,202	105,419
Lease payment liability-non current	98,041	197,224
Total lease payment liability	$221,243	$302,643

The remaining lease term and discount rate for the operating lease for office were as follows as of December 31, 2021:

Remaining lease term (years)	3
Discount rate	4.5%

For the years ended December 31, 2021, the lease expense was as follows in 2021:

For the Year Ended December 31, 2021
Operating lease cost	$124,825
Short-term lease cost
Total	$124,825

Cash payment for operating lease under ASC 842 in the year of 2021 was $124,825.

For the years ended December 31, 2021, rental expenses based on ASC 840 were $118,583.

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of December 31, 2021:

2022	$130,678
2023	80,164
2024 and thereafter	20,501
Total lease payments	231,343
Less: imputed interest	(10,099)
Present value of lease liabilities	$221,244

Foreign currency translation

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States Dollars (“$”). The functional currencies of the Company’s two business segments based in the PRC is Chinese Renminbi (“RMB”) and Hong Kong dollars (“HKD”), respectively. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into $ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to $ is a ratio of $1.00 = RMB 6.449945. The average rate used in translation of HKD to $ is a ratio of $1.00 = HKD 7.772253.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Below is a table with foreign exchange rates used for translation:

	December 31, 2021		December 31, 2020
Average Yearly (average rate)
Chinese Renminbi (RMB)	RMB	6.44995	RMB	6.90013
United States dollar ($)		$1.00		$1.00

	December 31, 2021		December 31, 2020
Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.35877	RMB	6.52765
United States dollar ($)		$1.00		$1.00

Average yearly (average rate)	December 31, 2021		December 31, 2020
Hong Kong dollar (HKD)	HKD	7.77225	HKD	7.75576
United States dollar ($)		$1.00		$1.00

	December 31, 2021		December 31, 2020
Year Ended (Closing rate)
Hong Kong dollar (HKD)	HKD	7.79713	HKD	7.75249
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Full year Ended December 31, 2021	Full year Ended December 31, 2020
Numerator
Net income (loss) -	$15,968	$(386,827)

Denominator
Weighted average common shares-basic	20,277,448	20,277,448
Earnings (loss) per common share-basic	$0.00	$(0.02)

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

Our condensed consolidated financial statements for the year ended December 31, 2021 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the year ended December 31, 2021 and 2020.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2021 and 2020. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the year ended December 31, 2021 and 2020.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the year ended December 31, 2021 and 2020, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 6. OTHER PAYABLES AND ACCRUED LIABILITIES

The other payables and accrued liabilities were comprised of the following:

	As of December 31, 2021	As of December 31, 2020
Accrued expenses	$201,815	$201,815
Other payables	794,038	-
	$995,583	$201,815

Accrued expenses are director fees. Other payables are miscellaneous liabilities for operating purposes, including fees due to service providers and the Chinese social welfare department.

NOTE 7. SHORT TERM LOAN

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million from Du for operating purposes. The initial term of the loan is from December 14, 2021 to May 13, 2022 during which time there is no interest payable. The term of the loan may be extended upon the parties’ mutual agreement. After the initial term, the loan will bear an annual interest of 10%.

NOTE 8. AMOUNT DUE FROM/TO RELATED PARTIES

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

As of December 31, 2021 and 2020, the Company had lent $414,395 and 779,768, respectively, in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of December 31, 2021 and 2020, the Company had received net advances of $1,348,101 and $1,157,601 from certain major shareholders and related parties for operating expenses as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	December 31, 2021	December 31, 2020
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$19,049	$90,093
Hunan Zhong Zong Lianlian Information Technology Limited Company (b)(e)	395,346	689,675
Changsha Gengtong Property Management Co., Ltd. (b)	-	-
Z-Line		-
	$414,395	$779,768

Amount due to related parties:
Sean Webster	$-	$-
Wei Zhu (a)	232,265	233,603
Hunan Longitudinal Uned Information Technology Co., Ltd. (b)	-	-
Shenzhen Zong Wang Internet Information Limited Company (b)	-	18,843
Zhong He Lian Chuang (b)	-	15,319
Shen Tian (c)	626,438	496,814
Various other shareholders and directors	448,742	393,022
Loan from Harry Cheung	40,656	-
	$1,348,101	$1,157,601

(a)	Major shareholder of the Company.

(b)	Under common control.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan is from July 1, 2019 and was repaid on June 30, 2021, free of interest.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian in 2020 when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, bearing no interest and due on demand. The Company lent $13,018 to Lianlian in 2019 to help cover Lianlian’s operating costs, free of interest and due on demand.

NOTE 9.  WARRANTS

On January 31, 2018, the Company issued 475,000 units consisting of its common stock and a warrant to two shareholders at a rate of $0.04 per unit. The warrant exercise price was $0.05 for one common share and was exercisable for a two year period after the subscription date.

On March 23, 2018, the Company issued 550,000 units consisting of shares of its common stock and a warrant to three shareholders at a rate of $0.04 per unit. The warrant exercise price was $0.05 for one common share and was exercisable for a two years period after the subscription date.

None of the warrants issued in 2018 were exercised and expired in 2020.

	Warranty Liabilities	Total

Balance at January 1, 2020	$555,883	$555,883
Warrants expenses (reversal) for the year	(473,883)	(473,883)
Balance at December 31, 2020	$82,000	$82,000

Warrants expenses (reversal) for the year	(82,000)	(82,000)

Balance at December 31, 2021	$0	$0

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

STOCK OPTIONS

During the year ended December 31, 2021 and 2020, the Company did not issue any stock options and there were no stock options issued or outstanding.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Inputs that are unobservable for the asset or liability, including the Company’s assumptions used in determining the fair value of investments

There were no transfers between Level 1 and other Levels during the years ended December 31, 2021 and 2020.

NOTE 11 SEGMENT INFORMATION

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

Information about Reported Segment Profit or Loss and Segment Assets

For year ended December 31, 2021	Ecommerce	Trading	All Other
Revenues	$915,550	$77,569,749	$-	$78,485,299
Cost of revenues	$(124,709)	$(76,782,221)	$-	$(76,906,929)
Gross profit (loss)	$790,841	$787,528	$-	$1,578,370
Selling and marketing	$137,862	$-	$-	$137,862
General and administrative	$530,053	$659,535	$80,123	$1,189,588
Operating income (loss)	$122,926	$127,993	$(80,123)	$170,796

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of December 31, 2021 and for the year ended December 31, 2021.

Revenues	Year ended December 31, 2021
Total revenues from reportable segments	$78,485,299
Elimination of inter segments revenues	-
Total consolidated revenues	$78,485,299

Profit or loss
Total income (loss) from reportable segments	$96,082
Elimination of inter segments profit or loss	-
Unallocated amount:
Other corporation expense	(80,128)
Total consolidate net loss	$15,954

Assets
Total assets from reportable segments	$3,810,850
Unallocated amount:
Other unallocated assets – Holding Company	440

Total consolidated assets	$3,810,410

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 12 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC, Hong Kong. As of December 31, 2021 and 2020, $1,932,693 and $932,102, respectively, were deposited in major financial institutions located in mainland China, and Hong Kong Special Administration. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

Currency convertibility risk

Substantially all of the Company’s business is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets, to the Company through loans, advances or cash dividends.

Major customers

The Company engages in e-commerce and sales businesses in the PRC. All revenues were generated from customers located in the PRC. One customer which accounted for 10% or more of total revenues for the year ended December 31, 2021 and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		For the Year Ended December 31, 2021		As of December 31, 2021
Customer	Segment	Sales	Percentage of total Sales	Account Receivable
Customer A	Sales - Mixed Asphalt	$61,103,498	77.85%	$848,138

For the year ended December 31, 2020, one customer accounted for 10% or more of the Company’s sales.

		For the Year Ended December 31, 2020		As of December 31, 2020
Customer	Segment	Sales	Percentage of total Sales	Account Receivable
Customer A	Sales - Mixed Asphalt	$3,929,643	87.16%	$0

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Major vendors

For the year ended December 31, 2021, one vendor accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		For the Year Ended December 31, 2021		As of December 31, 2021
Supplier	Segment	Purchases	Percentage of total Purchases	Account Payable
Supplier A	Sales - Mixed Asphalt	$76,782,161	99.84%	$0

For the year ended December 31, 2020, one vendor accounted for 10% or more of the Company’s purchases.

		For the Year Ended December 31, 2020		As of December 31, 2020
Supplier	Segment	Purchases	Percentage of total Purchases	Account Payable
Supplier A	Sales - Mixed Asphalt	$3,930,132	92.11%	$0

NOTE 13. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through the date the consolidated financial statements are issued which was April 15, 2022. There were no subsequent events requiring adjustment or disclosure in the consolidated financial statements unless otherwise disclosed below, if any.