Form 10-Q
period 2022-03-31
ZZLL INFORMATION TECHNOLOGY, INC
filed 2022-08-01
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of July 28, 2021, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

i

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)

	Note	As of March 31, 2022	As of December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents		$1,612,714	$1,932,693
Accounts Receivables, net		850,457	848,181
Inventory		69,169	68,984
Deposit and prepaid expenses		18,143	-
Prepaid taxes		121,940	-
Amounts due from related parties	7	434,744	414,395
Total current assets		3,107,167	3,264,252

Long-term assets:
Property, plant and equipment, net		249,597	16,493
Operating leases right-of-use assets, net		170,106	200,840
Other receivable, net		219,769	200,220
Other assets		131,904	128,606
Total non-current assets		771,376	546,160
TOTAL ASSETS		$3,878,541	$3,810,411

LIABILITIES AND DEFICIT
Current liabilities:
Short term loan –	6	$1,572,631	$1,572,631
Accounts Payable		72,115	52,682
Other payables		1,197,541	794,038
Lease liabilities - current		126,791	123,203
Deferred income - current		142,304	143,367
Income taxes payable		125,339	11,094
Accrued liabilities		203,944	201,815
Amounts due to related parties	7	1,345,958	1,348,102
Total current liabilities		4,786,623	4,246,932

Long-term liabilities:
Lease liabilities – non-current		65,811	98,040
Deferred income - long-term		498,064	535,454

TOTAL LIABILITIES		$5,350,498	$4,880,426

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, as of March 31, 2022 and December 31, 2021.
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 and 20,277,448 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively		2,028	2,028
Additional paid-in capital		1,671,847	1,671,847
Accumulated other comprehensive income		56,641	46,918
Accumulated deficit		(3,202,473)	(2,790,808)
TOTAL STOCKHOLDERS’ DEFICIT		(1,471,957)	(1,070,015)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,878,541	$3,810,411

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in U.S. Dollars)

	Note	For the Quarter ended March 31, 2022	For the Quarter ended March 31, 2021

Net Revenue		$405,583	$380,376
Cost of sales		(99,529)	(9,243)

Gross profit		306,054	371,133

Operating expenses

General and administrative expenses		(694,109)	(245,436)

Income/(loss) from operations		(388,055)	125,697

Non-operating income (expense)			-
Interest expenses		(24,376)	(3,174)
Interest income			2
Other income		768	325
Other expense		-	(7,714)

Income (loss) before income taxes		(411,663)	115,136

Income taxes	5	-	-

Net income (loss )		(411,663)	115,136

Foreign currency translation adjustment		9,723	434
Comprehensive income (loss)		$(401,940)	$115,570

Basic and diluted earnings (loss) per share of common stock		$(0.02)	$0.0057

Weighted average number of shares of common stock outstanding - Basic and diluted		20,277,448	20,277,448

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT

(Amounts in U.S. Dollars)

	Shares		paid-in	Comprehensive	Development	stockholders’
	Outstanding*	Amount	capital	Income(loss)	stage	(deficit)/equity
		$	$	$	$	$
Balance Jan 1, 2021	20,277,448	$2,028	$1,671,847	$17,224	$(2,806,777)	$(1,115,678)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	29,694	-	29,694
Net income (loss)	-	-	-	-	15,968	15,968

Balance Dec 31, 2021	20,277,448	2,028	1,671,847	46,918	(2,790,809)	(1,070,016)

Balance Jan 1, 2022	20,277,448	2,028	1,671,847	46,918	(2,790,809)	(1,070,016)

Issuance of common stock	-	-	-	-	-	-
Currency translation adjustment	-	-	-	9,723	-	9,723
Net income (loss)	-	-	-	-	(411,663)	(411,663)

Balance Mar 31, 2022	20,277,448	2,028	1,671,847	56,641	(3,202,472)	(1,471,955)

See accompanying notes to consolidated financial statements.

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	For the quarter ended Mar 31, 2022	For the quarter ended Mar 31, 2021
Cash Flow from Operating Activities
Net income (loss)	$(411,663)	$115,136
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,132	(666)

Changes in assets and liabilities:
Deposit and prepayments	(18,144)	(5,330,664)
Accounts receivables	(2,276)	-
Other receivables	(19,548)	(12,140)
Other payables and accrued liabilities	425,065	(24,429)
Payment of lease liabilities – current	3,588	(1,805)
Payment of lease liabilities – long term	(32,230)	(26,173)
Deferred revenue	(38,455)	3,881,298
Inventory	(185)	(1,630)
Income tax payable	(7,694)	(4,051)
Cash provided by (used for) operating activities	(88,407)	(1,405,125)
Cash Flow from Investing Activities

Purchase of property, plant and equipment	(218,799)	45,526
Cash provided by (used for) investing activities	(218,799)	45,526

Cash Flows from Financing Activities

Amounts due from related parties	(20,349)	423,474
Short term loans		-
Amounts due to related parties	(2,144)	160,042
Cash provided by (used for) financing activities	(22,493)	583,517

Net increase (decrease) in cash	(329,700)	(776,081)
Currency translation adjustment	9,723	435
Cash at Beginning of Period	1,932,693	932,102
Cash at End of Period	$1,612,717	$156,454

Supplemental Disclosures of Cash Flow Information:
Interest received	-	2
Interest paid	24,376	3,174
Income taxes	-	-

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

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel. SAL and HSAL’s businesses constitute our e-commerce business segment and Ezekiel’s business belongs to our trading business segment. The e-commerce segment operates a shopping search engine “Bibishengjia” that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms – Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum-based products and multi-function lottery machines.

NOTE 2. DESCRIPTION OF BUSINESS

HSAL’s e-Commerce business

HSAL is an e-Commerce company that developed Bibishengjia, a shopping search engine that concurrently searches many shopping sites, primarily based in China, including major shopping sites such as Taobao.com, Tmall.com, JD.com and Pinduoduo.com, and helps customers meet their one-stop online shopping needs. The shopping sites included in the Bibishengjia search engine pay us commissions for directing customers to their sites. Additionally, if a seller on a shopping site offers a rebate to the shopping site for purchases made from such seller, the shopping site typically shares such rebates with the search engine that directed the customer to the shopping site. Besides directing traffic to shopping sites, Bibishengjia also runs its own online shopping platforms – Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. Bibi Mall and Lianlian Nongyuan Agricultural Products Store do not take possession of the products and use third party delivery services to pick up the products sold by vendors and deliver the goods to customers directly. Bibishengjia was launched on August 18, 2019 and is currently available for download at the Apple APP Store and other major mobile download stores.

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

The cost of each machine is approximately $950 and we sell these machines to third parties for about $1,375. We have generated revenue from sales of our machines to third parties. If and when we are able to install machines, as the owner and operator, we will generate revenue from the fees Ezekiel retains on all lottery ticket sales made by the machines, and fees collected from the cellphone charging station.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $3,202,472 and a working capital deficit of $1,679,456 as of March 31, 2022, has incurred losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to support the Company in operation and to maintain its business strategy to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need, we will have to find alternative sources including, loans from our officers, directors or others. Management has actively taken steps to revise its operating and financial requirements, which they believe will allow the Company to continue its operations for the next 12 months.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. In respect of accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. The Company reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for amounts that are not recoverable.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. The Company currently maintains bank accounts in HK and the PRC.

Accounts receivable

Accounts receivable are stated at the original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company did not experience any bad debts during the quarters ended March 31, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company reviews its inventories for impairment and provides, if required, for an impairment charge that is charged directly to cost of sales when it has been determined the product is obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the quarter ended March 31, 2022.

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

SAL received prepayment of the full consideration of $1,000,000 under the Pretech Agreement in two installments in 2019 and 2020. The Company is recognizing such prepayment in a straight line 7-year schedule. Of the full consideration of the Pretech Agreement, the Company recorded an aggregate of $640,368 as customer advances as of March 31, 2022

Cost of Sales

Cost of sales is mainly comprised of costs of multi-function lottery tickets machines, petroleum-based products, and various agriculture products.

Selling Expense

Selling expense in the first quarter of 2022, is mainly comprised of advertising and promotion cost on the Company’s Bibishengjia online application.

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

HSAL leases 683 square meters of office space at Tower E1, Li Gu Yu Yuan, No. 27 Wen Xuan Road, Chang Sha, Hunan Province, China at a monthly charge of RMB 22,523 per month (approximately $3,264 per month). The term of the lease is from May 15, 2019 to May 14, 2024. The lease may be renewed upon three months prior written notice.

Ezekiel leases 297square meters of office space at Xin Li Kang Tower, Suite 22C, Nanshan District, Shenzhen, Guangdong Province, China at a monthly charge of RMB 36,440 per month (approximately $5,281 per month). The term of the lease is from April 1, 2020 to April 9, 2023. The lease may be renewed upon six months prior written notice.

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

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

Supplemental balance sheet information related to the operating lease for office was as follows:

As of March 31, 2022
Right-of-use assets	$169,761
Lease payment liability-current	126,534
Lease payment liability-non-current	65,663
Total lease payment liability	$192,197

The remaining lease term and discount rate for the operating lease for office were as follows as of March 31, 2022:

Remaining lease term (years)	3
Discount rate	4.50%

The following is a schedule, by fiscal years, of the maturities of lease liabilities as of March 31, 2022:

2022 remaining	$99,250
2023	80,164
2024 and thereafter	20,501
Total lease payments	199,915
Less: imputed interest	7,718
Present value of lease liabilities	$192,197

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US$ using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The average rate used in translation of RMB to US$ is a ratio of US$1.00 = RMB 6.345363. The average rate used in translation of HKD to US$ is a ratio of US$1.00 = HKD 7.804598.

Below is a table with foreign exchange rates used for translation:

	March 31, 2022		December 31, 2021
Average Yearly(average rate)
Chinese Renminbi (RMB)	RMB	6.345363	RMB	6.44995
United States dollar ($)		$1.00		$1.00

	March 31, 2022		December 31, 2021
Year Ended (Closing rate)
Chinese Renminbi (RMB)	RMB	6.341753	RMB	6.35877
United States dollar ($)		$1.00		$1.00

Average yearly (average rate)	March 31, 2022		December 31, 2021
Hong Kong dollar (HKD)	HKD	7.804598	HKD	7.772253
United States dollar ($)		$1.00		$1.00

	March 31, 2022		December 31, 2021
Year Ended (Closing rate)
Hong Kong dollar (HKD)	HKD	7.830325	HKD	7.797129
United States dollar ($)		$1.00		$1.00

Stock-based compensation

The Company does not provide any stock-based compensation.

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	As of March 31, 2022	As of March 31, 2021
Numerator
Net income (loss)	$(411,663)	$115,136

Denominator
Weighted average common shares-basic and diluted	20,277,448	20,277,448
Earnings (loss) per common share-basic and diluted	$(0.02)	$0.01

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

Our condensed consolidated financial statements for the quarter ended March 31, 2022 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to the condensed consolidated financial statements of the Company.

NOTE 5. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Delaware and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States during the quarters ended March 31, 2022 and 2021.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the quarters ended March 31, 2022 and 2021. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. One subsidiary is incorporated in the PRC and is subject to PRC Income Tax at 25% for the quarters ended March 31, 2022 and 2021.  Provision for PRC Income Tax has not been made for the year presented as the subsidiary had no assessable profits during the year.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the quarters ended March 31, 2022 and 2021, the Company has tax loss carrying-forwards, which does not recognize deferred tax assets as it is not probable that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity.

NOTE 6. SHORT TERM LOAN

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million from Mr. Du for operating purposes. The initial term of the loan was from December 14, 2021 to May 13, 2022 during which time there was no interest. The term of the loan may be extended upon the parties’ mutual agreement. After the initial term, the loan bears annual interest of 10%. (The Company repaid RMB 5 million in the second quarter of 2022and RMB 5 million remains outstanding.)

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

As of March 31, 2022, the Company had provided $434,744 in the normal course of business to businesses owned by related parties for their operating expenses as shown in the table below.

As of March 31, 2022, the Company had received net advances of $1,345,958 from certain major shareholders and related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	March 31, 2022		December 31, 2021
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$		$19,049
Hunan Zhong Zong Lianlian Information Technology Limited Company(e)		415,507	395,346
Changsha Gengtong Property Management Co., Ltd. (b)		-	-
Various other shareholders and directors		19,237	-
		$434,744	$414,395

Amount due to related parties:
	$		$-
Wei Zhu (a)		231,280	232,265

Shen Tian (c)		627,339	626,438
Harry Cheung		446,855	448,742
Various other shareholders and directors		40,484	40,656
		$1,345,958	$1,348,101

(a)	Major shareholder of the Company.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP. The Company lent RMB 600,000 (approximately $88,203) to Hong Fu when Hong Fu needed funds to improve its recruitment and training of online live promoters/influencers. This loan had a term of July 1, 2019 to June 30, 2021, free of interest and was repaid in full on January 20, 2021.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interest. Half of the loan amount was paid in January 2021. The term of loan was extended to December 31, 2023.

NOTE 8. STOCK OPTIONS

During the quarters ended March 31, 2022 and 2021, the Company did not issue any stock options and there were no stock options issued or outstanding.

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

There were no transfers between Level 1 and other Levels during the quarter ended March 31, 2022 and 2021.

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

General Information of Reportable Segments:

Since the fourth quarter of 2020, the Company has been operating in two reportable segments: e-commerce and trading. The e-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum- based products and multi-function lottery machines. To date, there were no inter-segment revenues between our two segments. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

For Quarter ended March 31, 2022	E-Commerce	Trading	All Other	Total
Revenue	$405,583	$-	$-	$405,583
Cost of revenues	$(99,074)	$(455)	$-	$(99,529)
Gross profit (loss)	$306,509	$(455)	$-	$306,053
Selling and marketing	$-	$-	$-	$-
General and administrative	$430,774	$250,167	$9,274	$694,109
Operating income (loss)	$(124,265)	$(250,622)	$(9,274)	$(388,055)

For Quarter ended March 31, 2021	E-Commerce	Total
Revenue	$380,376	$380,376
Cost of revenues	$(9,243)	$(9,243)
Gross profit (loss)	$371,133	$371,133
Operating income	$125,697	$125,697

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of the quarter ended March 31, 2022.

Quarter Ended
March 31,
Revenue	2022
Total revenues from reportable segments	$405,583
Elimination of inter segments revenues	-
Total consolidated revenues	$405,583

Profit or Loss
Total income (loss) from reportable segments	$(388,055)
Elimination of inter segments profit or loss
Unallocated amount:
Other corporation expense	(23,608)
Total consolidated net loss	$(411,663)

Assets
Total assets from reportable segments	$3,878,160
Unallocated amount:
Other unallocated assets – Holding Company	381

Total consolidated assets	$3,878,541

NOTE 11 CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of March 31, 2022, $1,605,387.79 and $7,326.61 respectively, were deposited in major financial institutions located in Mainland China and Hong Kong. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

Currency convertibility risk

Substantially all of the Company’s businesses is transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary to transfer its net assets, to the Company through loans, advances or cash dividends.

Major customers

The Company engages in e-commerce and trading businesses in the PRC. All revenues were generated from customers located in the PRC. Due to the Covid shutdown the Company’s sales of multi-function lottery machines was completely shut down. We only make sales of petroleum-based products on an opportunistic basis when it is able to obtain orders. We do not have any long term customers or supply agreements. In the first quarter of 2022, there were no sales of petroleum based products because of lack of customer interests. We do not believe that the shutdowns in China due to COVID-19 were a direct cause for the lack of sales of petroleum-based products. For the quarter ended March 31, 2021, no customer accounted for 10% or more of the Company’s sales.

Major vendors

For the quarter ended March 31, 2021, no vendor accounted for 10% or more of the Company’s purchases.

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

On September 26, 2019, we, through SAL, entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The initial term of the Pretech Agreement was for 24 months from the date the Pretech Agreement was entered into and was extendable for another 24 months. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia for 7 years. Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech. When users browse the Bibishengjia APP, they are able to click on the Pretech hyperlink and be directed to Pretech’s own site where they can make purchases of Pretech’s products. Additional features and functions may be added to the APP according to the Pretech’s needs, markets conditions and additional requirements upon separate agreement between the parties, either in conjunction with the needs of SAL and HSAL or specifically for Pretech. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity.

In addition to our own marketing and promotional efforts and Pretech’s sales support, we started to promote the Bibishengjia APP through “Momo” by using live streaming in the third quarter of 2020. We believe the mobile streaming media will accelerate our growth in the future.

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

Ezekiel’s multi-function lottery tickets machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cellphone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities. Besides selling the machines to third parties. Due to the global pandemic, local lockdown and other restrictive policies, Ezekiel was unable able to sell any machines in 2021 or the first quarter of 2022.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company, which had an accumulated deficit of $3,202,472 and a working capital deficit of $1,679,456 as of March 31, 2022, has incurred operating losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company will be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Estimates

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s petroleum-based product distribution business generates revenue from its sales, when made. No petroleum- based products were sold in the first quarter of 2022 because of lack of consistent customer interests. Ezekiel’s multi-function lottery ticket machine business generates revenue from the sale of machines when made to third parties and from its retention of a percentage of all lottery ticket sales made by such machines. No revenues were generated from the sale of multi-function lottery ticket machines in the first quarter of 2021 and 2022 due to Covid shut-downs in the PRC.

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

Accounts Receivable. - The receivable of $850,414 relates to the sale of petroleum-based products. For our e-commence segment, our customers are required to pay when placing their orders per our policy, and therefore we don’t record any accounts receivable. Purchasers of our multi-function lottery machines are required paid in full per our sales policy and we don’t record account receivable for this business.

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

Ezekiel did not make any sales of multi-function lottery machines in the first quarter of 2022 because of local lockdowns in China due to COVID-19 and sanitation concerns related to touch screens.

Ezekiel  only makes sales of petroleum-based products on an opportunistic basis when it is able to obtain orders. Ezekiel does not have any long term customers or supply agreements. In the first quarter of 2022, there were no sales of petroleum based products because of lack of customer interest. We do not believe that the shutdowns in China due to COVID-19 were a direct cause for the lack of sales of petroleum-based products.

Segment Reporting

Since the fourth quarter of 2020 we have been engaged in two business segments, the e-commerce business, consisting of HSAL and SAL’s e-commerce operation, and trading business covering Ezekiel’s sales of petroleum- based products and multi-function lottery machines.

Result of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	Three Months Ended		Variance
	March 31, 2022	March 31, 2021	Amount	%

Net sales	$405,583	$380,376	25,207	7%

Cost of revenues	(99,529)	(9,243)	(90,286)	977%

Gross profit	306,054	371,133	(65,079)	-18%
General and administrative and other operating expenses	(694,109)	(245,436)	448,673	183%

Income (loss) from operations	(388,055)	125,697	(513,752)	409%

Other non-operating income	768	325	443	136%

Other expenses	-	(7,714)	7,714	100%

Interest income	-	2	(2)	100%

Interest expense	(24,376)	(3,174)	(21,202)	668%

Income (loss) before income taxes	(411,663)	115,136	(526,799)	-458%

Income taxes	-	-	-	-

Net income (loss)	(411,663)	115,136	(526,799)	-458%

Net revenue for the three months ended March 31, 2022 was $405,583, an increase of $25,207, or 7%, from net revenue of $380,376 for the three months ended March 31, 2021. The increase is attributable to HSAL’s e-commerce business. Bibiishengjia’s platform generated revenues of $405,583 in the three months ended March 31, 2022 compared to revenues of $380,376 in the three months ended March 31, 2021. There were no sales of petroleum-based products in the first quarter of 2022. We did not make any sales of multi-function lottery machines in the first quarter of 2022 because of local lockdowns in China due to COVID-19 and sanitation concerns related to touch screens.

Our cost of revenues increased to $99,529 for the three months ended March 31, 2022, an increase of $90,286, or 977%, from $9,243 for the three months ended March 31, 2021. Such increase was mainly attributed by the increase of Bibiishengjia’s platform cost.

Our gross profit decreased by $65,079 or 18%, to $306,054 in the quarter ended March 31, 2022 from $371,133 in the quarter ended March 31, 2021. The decrease was mainly because the costs of sales on Bibiishengjia’s platform increased from $9,000 to $97,000.

Selling, general and administrative expenses increased by $448,673, or 183%, to $694,109 in the quarter ended March 31, 2022, from $245,436 in the quarter ended March 31, 2021. The increase was due to the write-off advances and expenses not initially recorded as expenses due to lack of official receipts.

Our loss from operations was $388,055 for the quarter ended March 31, 2022 compared to income from operations of $125,697 for the quarter ended March 31, 2021.

We had non-operating income of $768 in the quarter ended March 31, 2022 compared to non-operating income of $325 in the quarter ended March 31, 2021, which income is derived from various rebates which fluctuate from period to period.

Liquidity and Capital Resources

As of March 31, 2022, we had $1,612,714 in cash and cash equivalents and a working capital deficit of $1,679,456 compared with $1,932,693 in cash and cash equivalents and a working capital deficit of $982,679 at December 31, 2021. Our accumulated deficit at March 31, 2022 was $3,202,473.

To date the Company has funded its operations by advances from related parties which are interest free, unsecured, and have no fixed repayment terms and in 2020 from cash provided from operations including the prepayment made under the Pretech Agreement. As of March 31, 2022, the Company had received net advances of $1,345,958 from shareholders and related parties for operating expenses. These advances bear no interest, no collateral and have no repayment term.

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million (approximately $ 1,538,461) from Mr. Du for operating purposes.  The initial term of the loan was from December 14, 2021 to May 13, 2022 during which time no interest was payable.  The term of the loan may be extended upon the parties’ mutual agreement. After the initial term, the loan will bear an annual interest of 10%. In May 2022, Ezekiel repaid half of the loan and extended the term for the other half which started to accrue interests on May 14, 2022.

Management has continued to support the Company’s operations and the Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

As of March 31, 2022, the Company reported related party receivables in the aggregate amount of $434,744, due entirely from Lianlian. The Company lent RMB 4,500,000 (approximately $ 689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan was from January 1, 2020 to December 31, 2021, bearing no interest. Half of the loan amount was repaid in January 2021 and the term loan for the remaining amount was extended to December 31, 2023.

Management has actively taken steps to monitor its operating and financial requirements and believes that its current and available capital resources will allow the Company to continue its operations throughout this fiscal year.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by (used for) operating activities	(88,407)	$(1,405,125)
Net cash provided by (used for) investing activities	(218,799)	45,526
Net cash provided by (used for) financing activities	(22,493)	583,517
Net increase (decrease) in cash and cash equivalents	(329,700)	$(776,082)

Net cash used for operating activities during the quarter ended March 31, 2022, was $88,407 compared to net cash used for operation of $1,405,125 in 2021. The negative cash flow was mainly due to the operating loss in the quarter ended March 31, 2022.

Net cash used for investing activities during the quarter ended March 31, 2022, was $218,799 compared to net cash used for investing activities of $45,526 in 2021. The cash used for investing activities relate to the purchase of fixed assets,), furniture and lottery machines in 2022.

Net cash used by financing activities was $22,493 for the quarter ended March 31, 2022 compared to net cash provided by financing activities of $583,517 in 202, primarily as the result of the pay down of related party receivables.

We believe our existing cash and cash equivalents on hand at March 31, 2022 and the cash flows expected from operations, will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years.

Our trading segment sells petroleum-based products and multi-function lottery machines. These sales are generally not affected by inflation. Our e-commence business is conducted online and not affected by inflation. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Our business is subject to minimal seasonal variations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”)as of the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 using the May 2013 updated criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, we identified material weakness as follows: (1) lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (2) lack of control procedures that include multiple levels of review.  To date, we have been unable to remediate these weaknesses. The remediation initiatives planned by the Company include hiring more personnel with public company experience and engaging an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of our financial statements.

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

We recently refocused our business to e-commerce and trading. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant customer base, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

ZZLL Information Technology Inc.

Dated: July 28, 2022	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and
Chief Financial Officer