Form 10-Q
period 2022-06-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2022-10-06
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 5, 2022, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Month Periods Ended June 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Default upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

i

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$230,885	$1,932,693
Accounts receivable, net	827,296	848,181
Inventories	65,476	68,984
Deposit and prepaid expenses	50,623	-
Other receivable, net	178,472	-
Amounts due from related parties	396,300	414,395
Total current assets	1,749,052	3,264,252

Equipment, net	226,971	16,493
Other assets:
Operating leases right-of-use assets, net	308,469	200,840
Other receivable, net	-	200,220
Other assets, net	-	128,606
Total other assets	535,440	546,160
TOTAL ASSETS	$2,284,492	$3,810,411

LIABILITIES AND DEFICIT
Current liabilities:
Loans payable	$970,222	$1,572,631
Accounts payable	92,162	52,682
Other payables	165,788	794,038
Lease liabilities – current	197,260	123,203
Deferred income – current	154,631	143,367
Taxes payable	-	11,094
Accrued liabilities	210,148	201,815
Amounts due to related parties	1,433,836	1,348,102
Total current liabilities	3,224,047	4,246,932

Lease liabilities – non-current	107,290	98,040
Deferred income – non-current	461,517	535,454
TOTAL LIABILITIES	$3,792,854	$4,880,426

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,028	2,028
Additional paid-in capital	1,671,847	1,671,847
Accumulated other comprehensive income	37,806	46,918
Accumulated deficit	(3,220,043)	(2,790,808)
TOTAL STOCKHOLDERS’ DEFICIT	(1,508,362)	(1,070,015)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,284,492	$3,810,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$253,361	$19,739,374	$658,944	$20,119,750
Cost of revenue	(227,199)	(19,490,994)	(326,728)	(19,500,237)
Gross profit	26,162	248,380	332,216	619,513

Operating expenses
General and administrative expenses	224,278	206,248	918,386	451,685
Income (loss) from operations	(198,116)	42,132	(586,170)	167,828

Interest income (expense), net	174,438	(3,124)	150,062	(6,296)
Other income	14,579	3,241	15,347	3,566
Other expense	(7,411)	(27)	(7,411)	(7,740)
Income (loss) before income taxes	(16,510)	42,222	(428,172)	157,358

Income taxes	1,063	-	1,063	-
Net income (loss)	(17,573)	42,222	(429,235)	157,358

Foreign currency translation adjustment	18,835	(11,069)	9,112	(11,504)
Comprehensive income (loss)	$1,262	$31,153	$(420,123)	$145,854

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.02)	$0.01

Weighted average number of shares of common stock outstanding, basic and diluted	20,277,448	20,277,448	20,277,448	20,277,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net income (loss)	$(429,235)	$157,358
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	131,088	37
Impairment from other assets	125,411	-
Changes in assets and liabilities:
Accounts receivable	(23,005)	-
Other receivables	14,063	(32,267)
Inventories	-	(4,801,821)
Deposit and prepayments	(52,333)	7,752
Other assets	(1,235)	-
Accounts payable	43,584	-
Lease liabilities	(114,092)	-
Other payables and accrued liabilities	(513,816)	751,736
Deferred income	(58,137)	3,325,337
Tax payable	(13,148)	(620,613)
Net cash used in operating activities	(890,855)	(1,212,481)

Cash Flow from Investing Activities
Purchase of equipment	(247,506)	68,656
Net cash provided by (used in) investing activities	(247,506)	68,656

Cash Flows from Financing Activities
Payment of lease liabilities – current	-	(802)
Payment of lease liabilities – long term	-	(50,783)
Proceeds from loans payable	77,154	-
Repayments of loans payable	(617,231)	-
Amounts due from related parties	(3,081)	418,202
Amounts due to related parties	27,725	(92,267)
Net cash used in financing activities	(515,433)	274,350

Net decrease in cash	(1,653,794)	(869,475)
Currency translation adjustment	(48,013)	11,504
Cash, beginning of period	1,932,693	932,102
Cash, end of period	$230,885	$74,131

Supplemental Disclosures of Cash Flow Information:
Interest received	$150,364	$2
Interest paid	$302	$6,298
Income taxes paid	$1,063	$-
Non-cash transactions of investing and financing activities
Establishment of right-of-use assets and lease liabilities for new leases	$209,403	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On August 18, 2016, we entered into a joint venture agreement with Network Service Management Limited (“NSML”) to form Z-Line International E-commerce Company Limited (“Z-Line”) under the laws of Hong Kong. We initially owned 55% and NSML owned 45% of the equity interests in Z-Line, which was formed to provide consumer-to-consumer, business-to-consumer and business-to-business-sales services via web portals. On October 8, 2019, we acquired the remaining 45% equity interest in Z-Line from NSML and Z-Line became a wholly owned subsidiary of our company. Z-Line has had limited operating activities since incorporation.

On March 25, 2019, we established a limited liability company, Shandong Ezekiel Energy Co. Limited (“Shandong Ezekiel”), under the laws of the PRC to develop our trading business in Shandong, China. Shandong Ezekiel is Ezekiel’s wholly owned subsidiary. Shandong Ezekiel has had no operating activities and holds no assets and liabilities.

On May 23, 2020, we formed a wholly owned subsidiary, Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”) under the laws of the PRC. Ezekiel is a trading company which purchases products from its suppliers that it sells to its end customers. Currently, Ezekiel is trading petroleum-based products, such as asphalt, heat conduction oil and machine (lubricating) oil.

On December 30, 2021, we established a limited liability company, Hunan Ezekiel Energy Co. Limited (“Hunan Ezekiel”), under the laws of the PRC to develop a trading business in Hunan, China. Hunan Ezekiel is HSAL’s wholly owned subsidiary. Hunan Ezekiel has had no operating activities and holds no assets and liabilities.

In late 2020, Ezekiel launched a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. Due to the global pandemic, local lockdowns and other restrictive policies, Ezekiel was unable able to sell any machines since 2021.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As of June 30, 2022, the Company’s subsidiaries are as follows:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Syndicore Asia Limited (1)	Hong Kong	100	HKD$	1
Z-Line International E-commerce Limited (2)	Hong Kong	100	HKD$	8,000,000
Hunan Syndicore Asia Limited (3)	PRC	100	HKD$	10,000,000
Shenzhen Ezekiel Technology Co. Limited (3)	PRC	100	HKD$	10,000,000
Hunan Ezekiel Energy Co. Limited (5)	PRC	100	RMB$	8,000,000
Shandong Ezekiel Energy Co. Limited (4)	PRC	100	RMB$	10,000,000

(1)	A wholly owned subsidiary of ZZLL.
(2)	A wholly owned subsidiary of Syndicore Asia Limited since October 8, 2019 (previously 55% owned).
(3)	A wholly owned subsidiary of Syndicore Asia Limited.
(4)	A wholly owned subsidiary of Shenzhen Ezekiel Technology Co. Limited.
(5)	A wholly owned subsidiary of Hunan Syndicore Asia Limited.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. In respect of accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. The Company reviews the present value of each individual trade debt at each balance sheet date to ensure that adequate reserves/provisions are made for those financial instruments.

Cash

Cash include all cash, deposits in banks. The Company did not have any cash equivalents during the reporting periods. The Company currently maintains bank accounts in Hong Kong and the PRC.

Accounts receivable

Accounts receivable are stated at the original amount less allowance for credit loss, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for credit loss to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company reported no expected credit loss during the six months ended June 30, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. During the on-going evaluation of inventories, if any inventory item has been determined to be obsolete or spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost, an allowance for impairment of those inventory items will be provided and charged directly to cost of revenue in the period the impairment is determined. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the six months ended June 30, 2022 and 2021.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of equipment is provided using the straight-line method over their estimated useful lives as indicated:

Furniture and fixtures	5 years
Office equipment	3 years
Vehicle	5 years

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Deferred income

On September 26, 2019, SAL entered into an agreement (the “Pretech Agreement”) with Pretech International Co., Limited (“Pretech”), a company incorporated under the laws of Hong Kong (“HK”). Pretech is a software, hardware and digital company that also specializes in the development and manufacture of consumer electronics. Under the terms of the Pretech Agreement, Pretech agreed to act as SAL’s sales agent to promote and bring more customers to Bibishengjia and also make sales of its own products through the use of Bibishengjia. Pretech paid $1 million for the use of Bibishengjia, and the Company agreed to pay Pretech 5% of all sales made in the PRC and HK through Bibishengjia. The initial term of the Pretech Agreement was for 24 months from the date the Pretech Agreement was entered into and was extendable for another 24 months. On October 26, 2020, the Pretech Agreement was amended and restated whereby Pretech was given the right to use Bibishengjia for 7 years. Pretech’s use of Bibishengjia is accomplished by a section on the Bibishengjia APP created specifically for Pretech. Under the Pretech Agreement, the Bibishengjia APP, its contents and all related intellectual property rights including rights related to the Pretech hyperlink, are the sole property of SAL, including any additional developments or modifications made in the APP, in perpetuity.

The Company is recognizing the prepayment in a straight line 7-year schedule until the agreement terms are fully delivered. This prepayment has been recorded as a deferred income.

Leases

The Company leases space from third parties as its offices. In accordance with Statement FASB ASC Topic 842, the Company recognizes a right-of-use asset and a lease liability at the commencement date of the lease contract and recognizes in profit or loss the lease cost or expense during the lease term. As an accounting policy, the Company elected not to recognize a right-of-use asset and lease liability requirements to short-term leases, with a term of 12 months or less, instead, recognizes the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.  The Company generally uses an incremental borrowing rate as discount rate to measure its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the company's control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option.

Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Revenue recognition

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s main businesses are selling petroleum-based products and multi-function lottery ticket machines. Ezekiel reports its revenues upon the sale of petroleum-based products and multi-function lottery ticket machines to third parties and from its retention of a percentage of all lottery ticket sales made by multi-function lottery ticket machines.

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Net income (loss) per common share

The basic net income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted net income (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. Diluted net income (loss) per share is the same as basic net income (loss) per share due to the lack of dilutive instruments in the Company. During the six months ended June 30, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

Foreign currency translation

For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders' equity (deficit), into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive loss as a component of shareholders' equity (deficit) in the condensed consolidated balance sheets.

Below is a table with foreign exchange rates used for translation:

	June 30, 2022		December 31, 2021
Average Yearly (average rate)
Chinese Renminbi (RMB)	RMB	6.480553	RMB	6.44995
United States dollar ($)		$1.00		$1.00

	June 30, 2022		December 31, 2021
Year Ended (closing rate)
Chinese Renminbi (RMB)	RMB	6.699500	RMB	6.35877
United States dollar ($)		$1.00		$1.00

Average Yearly (average rate)	June 30, 2022		December 31, 2021
Hong Kong dollar (HKD)	HKD	7.826100	HKD	7.772253
United States dollar ($)		$1.00		$1.00

	June 30, 2022		December 31, 2021
Year Ended (closing rate)
Hong Kong dollar (HKD)	HKD	7.846800	HKD	7.797129
United States dollar ($)		$1.00		$1.00

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

Reclassification

Certain prior year balances were reclassified to conform to the current year's presentation. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $3,220,043 and a working capital deficit of $1,474,995 as of June 30, 2022, has incurred losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. INVENTORIES

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished goods	$65,476	$68,984
Less: impairment loss	-	-
Inventory, net	$65,476	$68,984

During the three months and the six months ended June 30, 2022 and 2021, the Company recognized $0, respectively, as impairment loss from inventory.

NOTE 5. EQUIPMENT, NET

Equipment consisted of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$12,061	$12,707
Office equipment	15,946	11,263
Vehicle	234,161	-
	262,168	23,970
Less: accumulated depreciation	(35,197)	(7,477)
Equipment, net	$226,971	$16,493

During the second quarter of 2022, the Company bought a car for RMB $1,568,760 or approximately $234,000 for its regular business purpose.

Depreciation expenses for the three months and the six months ended June 30, 2022 were $27,130 and $29,050, respectively. For the three months and the six months ended June 30, 2021, the depreciation expenses were $1,886 and $3,766, respectively. There were no impairment charges in the three and six month periods ended June 30, 2022 and 2021.

NOTE 6. LEASES

The Company's lease portfolio primarily consists of real estate properties. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

	Balance Sheet Caption	June 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$308,469	$200,840
Finance		-	-
Total lease assets		$308,469	$200,840
Liabilities
Operating
Current	Lease liabilities – current portion	$197,260	$123,203
Noncurrent	Lease liabilities – noncurrent portion	107,290	98,040
Finance
Current		-	-
Noncurrent		-	-
Total lease liabilities		$304,550	$221,243

The following table summarizes the lease costs recognized in the consolidated statements of operations and comprehensive (loss) income:

	For the Three Months Ended June 30,
	2022	2021
Operating lease cost	$54,698	$31,060
Short-term lease cost	-	-
Variable lease cost	-	-
Total lease cost	$54,698	$31,060

	For the Six Months Ended June 30,
	2022	2021
Operating lease cost	$102,038	$61,138
Short-term lease cost	-	-
Variable lease cost	-	-
Total lease cost	$102,038	$61,138

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating	1.37	1.87
Finance	-	-
Weighted-average discount rate
Operating	5.1%	4.5%
Finance	-	-

The following table presents supplementary cash flow information regarding the company's leases:

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating activities	$114,092	$51,585
Right-of-use assets obtained in exchange for new operating lease liabilities	$209,403	$-

The following table summarizes the future maturities of the Company's operating lease liabilities as of June 30, 2022:

Operating Leases
2022	$102,038
2023	5,978
2024	-
2025	-
2026	-
Thereafter	-
Total lease payments	342,012
Less: interest	(38,262)
Present value of lease liabilities	$304,550

NOTE 8. LOAN PAYABLES

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million from Mr. Du for operating purposes. The initial term of the loan was from December 14, 2021 to May 13, 2022 during which time there was no interest. During the second quarter of 2022, the loan was amended without due date and interest charge. The Company repaid RMB 4 million or approximately $617,000 in the second quarter of 2022 and RMB 6 million or approximately $895,590 remains outstanding.

On March 25, 2022, Ezekiel borrowed RMB 500,000 or approximately $77,000 from a private Chinese company, Wendeng City Kunan Seafood Co., Ltd., for operating purposes. The loan does not bear interest and is due on demand. As of June 30, 2022, the ending balance of the loan was $74,632.

NOTE 9. AMOUNT DUE FROM/TO RELATED PARTIES

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

As of June 30, 2022 and December 31, 2021, the Company reported $396,300 and $414,395 as amounts due from related parties, which funds were used in the normal course of business by businesses owned by related parties for their operating expenses.

As of June 30, 2022 and December 31, 2021, the Company reported $1,433,836 and $1,348,101 as amounts due to related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	June 30, 2022	December 31, 2021
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited (b)(d)	$7,482	$19,049
Hunan Zhong Zong Lianlian Information Technology Limited Company(e)	383,303	395,346
Hunan Zong Lian	5,515	-
	$396,300	$414,395

Amount due to related parties:
Wei Zhu (a)	$230,795	$232,265
Shen Tian (c)	626,872	626,438
Harry Cheung	40,399	448,742
Various other shareholders and directors	535,770	40,656
	$1,433,836	$1,348,101

(a)	A shareholder holding 39.6% shares of the Company’s common stock.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnerships in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB $4,500,000 (approximately $689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan is from January 1, 2020 to December 31, 2021, bearing no interest. Half of the loan amount was paid in January 2021. The term of loan was extended to December 31, 2023.

NOTE 10. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Nevada and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States during the six months ended June 30, 2022 and 2021.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the quarters ended June 30, 2022 and 2021. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. Two subsidiaries are incorporated in the PRC and are subject to PRC Income Tax at 25% for the six months ended June 30, 2022 and 2021.  Provision for PRC Income Tax has not been made for the six months ended June 30, 2022 and 2021 presented as the subsidiary had no assessable profits during the periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the six months ended June 30, 2022 and 2021, the Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 11. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance.

General Information of Reportable Segments:

Since the fourth quarter of 2020, the Company has been operating in two reportable segments: E-commerce and trading. The E-commerce segment operates a shopping search engine Bibishengjia that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms - Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment sells petroleum- based products and multi-function lottery machines. To date, there were no inter-segment revenues between our two segments. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The CODM, who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

For the Six Months Ended June 30, 2022	E-commerce	Trading	All Other	Total
Revenue	$658,944	$-	$-	$658,944
Cost of revenue	(312,214)	(14,514)	-	(326,728)
Gross profit (loss)	346,730	(14,514)	-	332,216
Selling and marketing	-	-	-	-
General and administrative	(400,672)	(499,291)	(18,423)	(918,386)
Operating loss	$(53,942)	$(513,805)	$(18,423)	$(586,170)

For the Six Months Ended June 30, 2021	E-commerce	Trading	All Other	Total
Revenue	$417,403	$19,702,347	$-	$20,119,750
Cost of revenue	(9,216)	(19,491,021)	-	(19,500,237)
Gross profit (loss)	408,187	211,326	-	619,513
Selling and marketing	57,703	-	-	57,703
General and administrative	71,647	267,730	54,604	393,981
Operating income (loss)	$278,836	$(56,404)	$(54,604)	$167,828

Reconciliations of Reportable Segment Revenue, Profit or Loss, and Assets, to the Consolidated Totals as of the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2022	2021
Revenue
Total revenue from reportable segments	$658,944	$20,119,750
Elimination of inter segments revenue	-	-
Total consolidated revenue	$658,944	$20,119,750

Profit or Loss
Total income (loss) from reportable segments	$(586,170)	$619,513
Elimination of inter segments profit or loss	-	-
Unallocated amount:
Other corporation income	157,998	(462,155)
Total consolidated net loss	$(428,172)	$157,358

Assets
Total assets from reportable segments	$2,284,170	$6,230,165
Unallocated amount:
Other unallocated assets – Holding Company	322	3,269

Total consolidated assets	$2,284,492	$6,233,434

NOTE 12. CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of June 30, 2022, $230,885 were deposited in major financial institutions located in Mainland China and Hong Kong. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

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

Major customers

The Company engages in E-commerce and trading businesses in the PRC. All revenues were generated from customers located in the PRC. For the three months and six months ended June 30, 2022, no customer accounted for 10% or more of the Company’s revenues. For the six month period ended June 30, 2021, one customer accounted for 10% or more of the Company’s revenues:

		For the Six Months Ended June 30, 2021
	Segment	Amount	Percentage
Customer
Customer A	Trading	$19,702,343	97.93%

Major vendors

For the three months and six months ended June 30, 2022, no vendor accounted for 10% or more of the Company’s purchases. For the six months ended June 30, 2021, one vendor accounted for 10% or more of the Company’s purchases:

		For the Six Months Ended June 30, 2021
	Segment	Amount	Percentage
Vendors
Vendor A	Trading	$19,478,962	99.89%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis which follows in this Report may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our future financial results, projected growth and forecasts, and similar matters which are not historical facts. We remind stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These uncertainties and other factors include, among other things, the impact of the spread of the COVID-19 pandemic, business conditions affecting our business and general economic conditions; our ability to generate sufficient revenues to reach profitable operations; and our need to obtain additional financing. The forward-looking statements contained in this Report and made elsewhere by or on our behalf should be considered in light of these factors.

We are a holding company incorporated in Nevada with no material operations of our own. As a holding company, we conduct operations our business through our PRC operating subsidiaries, Hunan Syndicore Asia Limited (“HSAL”) and Shenzhen Ezekiel Technology Co. Limited (“Ezekiel”). Our corporate structure may involve unique risks for investors and could be disallowed by Chinese regulatory authorities, which would likely result in a material change in our operations and/or a material change in the value of our Common Stock, including the possibility that our shares could significantly decline in value or become worthless. Therefore, investments in our Common Stock involve a high degree of risk.

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

Ezekiel’s petroleum-based products distribution business

Ezekiel sells petroleum-based products, such as asphalt, heat conduction oil and machine (lubricating) oil, which are purchased directly from its suppliers and sold to end customers. All shipping instructions, product return, and customer services are handled by Ezekiel. Ezekiel also owns the legal title of the products before and during the transit and bears the risk of loss in transit.

Ezekiel’s multi-function lottery tickets machine business

In late 2020, Ezekiel started a new business where it purchases custom-made multi-function lottery ticket machines and re-sells them to third parties. The machines are designed and manufactured by third parties with third party technologies. Ezekiel doesn’t own any intellectual property rights relating to the machines. Besides dispensing lottery tickets for which the machine owner retains 7-8% of the ticket sales price, the machines also function as a cell phone charging station for about $0.45 per hour and a disinfectant wipes dispenser at cost. The machine has a LED screen which allows a customer to browse the Bibishengjia APP and make purchases there. Ezekiel has obtained licenses from several second and third-tier cities in the PRC where competition for lottery tickets sales and lottery tickets machines is manageable. The licenses allow its machines to dispense lottery tickets in these cities, besides selling the machines to third parties. Due to the global pandemic, local lockdown and other restrictive policies, Ezekiel was unable able to sell any machines since 2021.

Going Concern Uncertainties

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company, which had an accumulated deficit of $3,220,043 and a working capital deficit of $1,474,995 as of June 30, 2022, has incurred operating losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company will be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s petroleum-based product distribution business generates revenue from its sales, when made. No petroleum- based products were sold in the first half year of 2022 due to the increased frequency of city shutdowns in China as one of China’s COVID-19 control measures. Ezekiel’s multi-function lottery ticket machine business generates revenue from the sale of machines when made to third parties and from its retention of a percentage of all lottery ticket sales made by such machines. No revenues were generated from the sale of multi-function lottery ticket machines in the six month periods ended June 30, 2022 and 2021 due to the increased frequency of COVID-19 lockdowns across Chinese cities.

Accounts Receivable. - The receivables of $827,296 and $848,181 reported as of June 30, 2022 and December 31, 2021 relate to the sale of petroleum-based products. For our e-commence segment, our customers are required to pay when placing their orders per our policy, and therefore we don’t record any accounts receivable. Purchasers of our multi-function lottery machines are required paid in full per our sales policy and we don’t record account receivable for this business.

Equipment. Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives ranged from 3 to 5 years.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this Update require a new topic to be added (Topic 326) to the Accounting Standards Codification (“ASC”) and removes the thresholds that entities apply to measure credit losses on financial instruments measured at amortized cost, such as loans, trade receivables, reinsurance recoverable, and off-balance-sheet credit exposures, and held-to-maturity securities.  Under current U.S. GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The guidance under ASU 2016-13 will remove all current recognition thresholds and will require entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life.  The new CECL model is based upon expected losses rather than incurred losses. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

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

Ezekiel did not make any sales of multi-function lottery machines in the six months ended June 30, 2022 because of COVID-19 lockdowns across Chinese cities and travel restrictions across communities.

Ezekiel does not have any long-term customers or supply agreements with its customers at petroleum based product sales. In the first half year of 2022, there were no sales of petroleum based products because of Chinese COVID-19 control measures, which include city lockdowns and travel restrictions among communities. City lockdowns and travel restrictions in various Chinese cities impacted our sales team’s ability to visit potential customers and also caused our customers to be conservative n their business operations and developments which temporarily or permanently ceased their purchase plans of our petroleum based products.

Segment Reporting

Since the fourth quarter of 2020 we have been engaged in two business segments, the E-commerce business, consisting of HSAL and SAL’s E-commerce operation, and trading business covering Ezekiel’s sales of petroleum-based products and multi-function lottery machines.

Result of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	For the Three Months Ended June 30,		Variance
	2022	2021	Amount	%
Revenue	$253,361	$19,739,374	(19,486,013)	(99)%
Cost of revenue	(227,199)	(19,490,994)	(19,263,795)	(99)%

Gross profit	26,162	248,380	(222,218)	(89)%
General and administrative and other operating expenses	224,278	206,248	18,030	9%
Income (loss) from operations	(198,116)	42,132	(240,248)	(570)%

Interest income (expense), net	174,438	(3,124)	177,562	(5684)%
Other income	14,579	3,241	11,338	350%
Other expenses	(7,411)	(27)	(7,384)	28404%

Income (loss) before income taxes	(16,510)	42,222	(58,732)	(139)%

Income taxes	1,063	—	1,063	n/a

Net income (loss)	$(17,573)	$42,222	$(59,795)	(142)%

Revenue for the three months ended June 30, 2022 was $253,361, a decrease of $19,486,013, or 99%, from revenue of $19,739,374 for the three months ended June 30, 2021. HSAL’s E-commerce business, Bibiishengjia’s platform, generated revenues of $253,361 in the three months ended June 30, 2022 compared to revenues of $37,027 in the three months ended June 30, 2021. Our online sale platform benefited from the health concerns related to COVID-19 as more customers took advantage of the online platform and door to door delivery services for their daily grocery shopping and meals. However, the same concerns brought in opposite effects at Ezekiel’s industry product wholesale business. There were no sales of petroleum-based products in the second quarter of 2022 due to unexpected quarantine requirements to control COVID-19 spray in China. During the second quarter of 2022, we faced strict disease control implementations from Chinese government which include shutdown of all business activities and public contact. Due to unpredictable government actions or enforcements, most of Ezekiel’s customers stopped or slowed down their purchase plans until the economic trend is clearer. In addition, we did not make any sales of multi-function lottery machines in the second quarter of 2022 because of the same health concerns of COVID-19.

Our cost of revenue decreased to $227,199 for the three months ended June 30, 2022, a decrease of $19,263,795, or 99%, from $19,490,994 for the three months ended June 30, 2021. Such decrease was mainly attributable to the lack of sales by Ezekiel.

Our gross profit decreased by $222,218 or 89%, to $26,162 in the quarter ended June 30, 2022 from $248,380 in the same quarter in 2021. The decrease was mainly due to health concerns relating to physical contact which caused a significant decline in demand for industrial products, including petroleum-based products. Although our online sale platform benefited from these health concerns, this trend also attracts more competitors joining the market which further reduced our margin from our E-commerce business. With more lockdowns among Chinese cities, many traditional companies began to develop their online operations because physical stores could not be opened. We believe that this will result in more companies developing shopping platforms. Accordingly, the Company may need to offer more cash bonuses or discounts to customers to compete with such platforms.

During the second quarter of 2022, our operating expenses increased by $18,030, or 9%, to $224,278, compared to the same quarter in 2021. The increase was due to our efforts to enhance the functions and service models of our Bibiishengjia’s platform which may not bring in immediate profit but we expect will lead to improved operating result in the long-term.

Our loss from operations was $198,116 for the quarter ended June 30, 2022 compared to income from operations of $42,132 for the quarter ended June 30, 2021. This reduction was mainly due to the aforesaid shut-downs related to COVID-19 in China.

For the three months ended June 30, 2022, our net loss was $17,573 compared to net income of $42,223 for the three months ended June 30, 2021. This was mainly due to decrease in our petroleum product sales, which was partially offset by an increase in our interest income from an early collection of a long-term other receivable.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	For the Six Months Ended June 30,		Variance
	2022	2021	Amount	%
Revenue	$658,944	$20,119,750	(19,460,806)	(97)%
Cost of revenue	326,728	19,500,237	(19,173,509)	(98)%

Gross profit	332,216	619,513	(287,297)	(46)%
General and administrative and other operating expenses	918,386	451,684	466,702	103%
Income (loss) from operations	(586,170)	167,829	(753,999)	(449)%

Interest income (expense), net	150,062	(6,296)	(156,350)	(2483)%
Other income	15,347	3,566	11,781	330%
Other expenses	(7,411)	(7,740)	329	(4)%

Income (loss) before income taxes	(428,172)	157,358	(585,530)	(372)%

Income taxes	1,063	—	1,063	n/a

Net income (loss)	$(429,235)	$157,358	$(586,593)	(373)%

Revenue. For the six months ended June 30, 2022, revenue was $658,944 compared to $20,119,750 for the six months ended June 30, 2021, a decrease of $19,460,806 or 97%. The reduction was mainly caused by the decline in activity in our trading business segment. Our trading business segment was engaged in wholesale sales of industrial products to our customers through the traditional method, such as site visits of our sales team and face to face negotiation and discussions with our customers to understand their demand and needs. However, starting in 2022, certain Chinese cities started to execute immediate quarantine actions which increased the uncertainty of future business development among our customers. Therefore, we made no sales during the first half year of 2022.

Cost of revenue. For the six months ended June 30, 2022, cost of goods sold was $326,728 compared to $19,500,237 for the six months ended June 30, 2021, a decrease of $19,173,509, or 98%. This decrease was mainly due to the decrease in sales in our trading business segment.

Gross profit. Our gross profit decreased by $287,297 or 46% to $332,216 for the six months ended June 30, 2022, compared to $619,513 for the six months ended June 30, 2021. This decrease was due to the decrease in trading sales. Our gross margin increased from 3% for the six months ended June 30, 2021 to 50% for the six months ended June 30, 2022. This increase was mainly due to the increase in gross margin in our e-commence business segment. Although our e-commence business segment contributes a higher margin rate, the segment faces strong competition and lower customer loyalty. Therefore, to reach higher market share we will need to improve our operations and build up customer awareness and loyalty.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $466,702, or 103%, from $451,684 for the six months ended June 30, 2021 to $918,386 for the six months ended June 30, 2022. This increase was mainly due to the increased development expenses and maintenance spending for our online platform program. We expect that these expenditures will enhance and complete the functions of our platform and improve the shopping experience of our customers.

Income (loss) from operations. As a result of the foregoing, our loss from operations was $586,170 for the six months ended June 30, 2022, compared to income from operations of $167,829 for the six months ended June 30, 2021.

Income taxes. Our income taxes were $1,063 for the six months ended June 30, 2022, compared to no income taxes for the six months ended June 30, 2021.

Net loss. Our net loss was $429,235 for the six months ended June 30, 2022, compared to net income of $157,358 for the six months ended June 30, 2021. Our net loss was mainly due to the decrease in revenues from our trading business segment, which was partially offset by an increase in our interest income from an early collection of a long-term other receivable.

Liquidity and Capital Resources

As of June 30, 2022, we had $230,885 in cash and a working capital deficit of $1,474,995 compared with $1,932,693 in cash and a working capital deficit of $982,679 at December 31, 2021. Our accumulated deficit at June 30, 2022 was $3,220,043.

To date the Company has funded its operations by advances from related parties which are interest free, unsecured, and have no fixed repayment terms and in 2020 from cash provided from operations including the prepayment made under the Pretech Agreement.

Management has continued to support the Company’s operations and has actively taken steps to monitor its operating and financial requirements. The Company has relied on its officers and directors to perform essential functions with minimal compensation. If the Company is unable to raise the funds it requires from third parties it will have to find alternative sources, such as loans from our officers and directors.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(890,855)	$(1,212,481)
Net cash provided by (used in) investing activities	(247,506)	68,656
Net cash provided by (used in) financing activities	(515,433)	274,350
Net decrease in cash	$(1,653,794)	$(869,475)

Net Cash Used in Operating Activities

Net cash used for operating activities during the six months ended June 30, 2022, was $890,855 compared to net cash used in operating activities of $1,264,066 in the same period of 2022. For the six months ended June 30, 2022, cash was mainly used to cover our loss of $429,235, which was primarily offset by an add-back of $131,088 of depreciation and amortization and $125,411 of impairment of other assets for non-cash expenses, partially offset by our rental payments of $114,092 and an increase in other payables of $514,416.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $247,506 for the six months ended June 30, 2022, compared to net cash provided by investing activities of $68,656 for the six months ended June 30, 2021. For the six months ended June 30, 2022, the cash expenditure of $247,506 was used for the purchase of a vehicle for business purposes.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2022, $515,433 of cash was used in financing activities, compared to $274,350 of cash provided by financing activities for the six months ended June 30, 2021. The cash was used to repay a loan of $617,231. Net cash provided by financing activities was $274,350 for six months ended June 30, 2021. This change was primarily due to advances of $418,202 from related parties.

We believe our existing cash on hand at June 30, 2022 and the cash flows expected from operations will be sufficient to support our operating and capital requirements during the next twelve months.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. The purpose of this evaluation is to determine if, as of Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, based on the material weakness described below:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness.

Remediation Initiative

We intend to initiate a training program provided by an independent training institution in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof in the fourth quarter of 2022 or hire a consultant to assist us with our financial reporting function.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the six months ended June 30, 2022 and 2021.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings.

ITEM 1A: RISK FACTORS

Since our business operations are conducted in China through our operating subsidiaries, the Chinese government may exercise significant oversight and discretion over the conduct of our business in China and may intervene in or influence our subsidiaries’ operations at any time, which could result in a material change in their operations and/or the value of our common stock.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

All of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely.

We engaged HHC as our independent auditor, a United States based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing HHC in the future or of engaging any auditor not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the NASDAQ of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCAA on December 2, 2020, and the HFCAA was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On December 2, 2021, the SEC adopted final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Under the HFCAA, our securities may be prohibited from trading on any U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Common Stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong.

Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

Because the majority of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our Common Stock.

We are subject to a variety of laws and regulations that involve matters important to, or may otherwise impact, our business, including, among others, information security and censorship, foreign exchange and taxation. The introduction of new products and services may subject us to additional laws, regulations, or other government scrutiny.

These laws and regulations are continually evolving and may change significantly. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. These laws and regulations may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development of new services,

●	Result in negative publicity, increase out operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practice.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products and services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as the value of our common stock

Any actions that may be taken by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy and any regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC subsidiaries for our cash requirements, including for services of any debt we may incur. The ability of our PRC subsidiaries to pay dividends and other distributions on equity, in turn, depends on the payment they receive from our variable interest entity as service fees pursuant to certain contractual arrangements among our PRC subsidiaries, our variable interest entity and its shareholders entered into to comply with certain restrictions under PRC laws on foreign investment.

Additionally, ability of our subsidiaries to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to its shareholder only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to its shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

To address the persistent capital outflow and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. For instance, the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or the SAFE Circular 3, issued on January 26, 2017, provides that the banks shall, when dealing with dividend remittance transactions from domestic enterprise to its offshore shareholders of more than $50,000, review the relevant board resolutions, original tax filing form and audited financial statements of such domestic enterprise based on the principal of genuine transaction. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of the PRC enterprise. Under the Circular of the State Administration of Taxation on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or SAT Circular 81, promulgated by the State Administration of Taxation, or the SAT, on February 20, 2009, a Hong Kong resident enterprise must meet the following conditions, among others, in order to apply the reduced withholding tax rate: (i) it must be a company; (ii) it must directly own the required percentage of equity interests and voting rights in the PRC resident enterprise; and (iii) it must have directly owned such required percentage in the PRC resident enterprise throughout the 12 months prior to receiving the dividends. Nonresident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, nonresident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities. Accordingly, our Hong Kong subsidiaries may be able to benefit from the 5% withholding tax rate for the dividends it receives from our PRC subsidiaries, if it satisfies the conditions prescribed under the SAT Circular 81, and other relevant tax rules and regulations. However, if the relevant tax authorities consider the transactions or arrangements, we have are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% will apply to dividends received by our Hong Kong subsidiaries from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Company primarily relies on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our company. However, approval from or registration with appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and variable interest entity to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions.

Among other things, the Rules on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, promulgated by six PRC regulatory agencies in 2006 and amended in 2009, established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. The M&A Rules require, among other things, that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have an impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the NPC which became effective in 2008 requires that transactions that are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the MOFCOM before they can be completed. In addition, PRC national security review rules which became effective in September 2011 require acquisitions by foreign investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase its registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who control, or have prior to the implementation of SAFE Circular 37 controlled, directly or indirectly of offshore special purpose vehicles, or SPVs, will be required to register such investments with the SAFE or its local branches. The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by PRC residents in the SPVs, by means of acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contribution into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Circular on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Circular 13, which became effective on June 1, 2015. Under SAFE Circular 13, applications for foreign exchange registration of inbound foreign direct investment and outbound overseas direct investment, including those required under the SAFE Circular 37, will be filed with qualified banks instead of the SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of the SAFE.

These regulations may have a significant impact on our present and future structuring and investment. We have requested or intend to take all necessary measures to require our shareholders who to our knowledge are PRC residents to make the necessary applications, filings and amendments as required under these regulations. We further intend to structure and execute our future offshore acquisitions in a manner consistent with these regulations and any other relevant legislation. However, because it is presently uncertain how the SAFE regulations and any future legislation concerning offshore or cross-border transactions will be interpreted and implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, we cannot provide any assurances that we will be able to comply with, qualify under, or obtain any approvals required by the regulations or other legislation. Furthermore, we cannot assure you that any PRC shareholders of our company or any PRC company into which we invest will be able to comply with those requirements. Any failure or inability by such individuals or entities to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant governmental authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the SAT issued the Circular of the State Administration of Taxation on Issues Concerning the Identification of Chinese-controlled Overseas Registered Enterprises as Resident Enterprises in accordance with the Actual Standards of Organizational Management, or the SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the places where the senior management and senior management departments responsible for the daily production, operation and management of the enterprise perform their duties are mainly located within the territory of the PRC; (ii) decisions relating to the enterprise’s financial matters (such as money borrowing, lending, financing and financial risk management) and human resource matters (such as appointment, dismissal and salary and wages) are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC. In addition, the SAT issued the Bulletin of the State Administration of Taxation on Printing and Distributing the Administrative Measures for Income Tax on Chinese-controlled Resident Enterprises Incorporated Overseas (Trial Implementation) in 2011, providing more guidance on the implementation of SAT Circular 82. This bulletin clarifies matters including resident status determination, post determination administration, and competent tax authorities. In January 2014, the SAT issued the Bulletin of the State Administration of Taxation on Issues concerning the Determination of Resident Enterprises Based on the Standards of Actual Management Institutions, or SAT Bulletin 9. According to SAT Bulletin 9, a Chinese-controlled offshore incorporated enterprise that satisfies the conditions prescribed under the SAT Circular 82 for being recognized as a PRC tax resident must apply for being recognized as a PRC tax resident to the competent tax authority at the place of registration of its main investor within the territory of China.

We believe that Company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that Company or any of our offshore subsidiaries is a PRC resident enterprise for enterprise income tax purposes, we and our offshore subsidiaries will be subject to PRC enterprise income on their worldwide income at the rate of 25%, which would materially reduce our net income. Furthermore, if we are treated as a PRC tax resident enterprise, we may be required to withhold a 10% withholding tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders may be subject to PRC tax on gains realized on the sale or other disposition of common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to our non-PRC individual shareholders and any gain realized on the transfer of common stock by such shareholders may be subject to PRC tax at a rate of 20% unless a reduced rate is available under an applicable tax treaty. It is unclear whether non-PRC shareholders of Company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that Company is treated as a PRC resident enterprise.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and became effective on February 15, 2022. Pursuant to Article 2 of Measures for Cybersecurity Review (2021 version), the purchase of network products and services by critical information infrastructure operator and the data processing activities carries out online platform operators, which affects or may affect national security, shall be subject to cybersecurity review in accordance with the present Measures. Pursuant to Article 7, an online platform operator who possesses the personal information of more than 1 million users shall declare to the Office of Cybersecurity Review for cybersecurity review.

On November 14, 2021, the CAC published the Network Internet Data Protection Draft Regulations (draft for comments). Article 13 of the Network Internet Data Protection Draft Regulations (draft for comments) reiterates that data handlers that process the personal information of more than one million users listing in a foreign country should apply for a cybersecurity review in compliance with relevant national regulations.

Our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. However, since the Measures for Cybersecurity Review (2021 version) just became effective on February 15, 2022, it is unclear on how it will be interpreted and implemented by the relevant PRC authorities. In addition, as of the date of this prospectus, our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the relevant PRC authorities, and have not received any requirements to obtain permissions from relevant PRC authorities to list our company in the foreign exchange markets or were denied such permissions by relevant PRC authorities.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct all of our business in China. Our company is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to our shareholders. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Our failure to fully comply with PRC labor-related laws may expose us to potential penalties.

Companies operating in China are required to participate in mandatory employee social security schemes that are organized by municipal and provincial governments, including pension insurance, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing provident funds. Such schemes have not been implemented consistently by the local governments in China given the different levels of economic development in different locations, but generally require us to make contributions to employee social security plans at specified percentages of the salaries, bonuses and certain allowances of our eligible full-time employees, up to a maximum amount specified by the local government from time to time. We have accrued in financial statements and have made full contributions to the social insurance and housing provident funds in accordance for our eligible full-time employees as required by the relevant PRC laws and regulations. As the date of this report, none of our entities or subsidiaries had received any notice from local authorities or any claim or request from the employees in this regard. Our failure to make full contributions to social insurance and to comply with applicable PRC labor-related laws regarding housing funds may subject us to late payment penalties and other fines or labor disputes, and we could be required to make up the contributions for these plans, which may adversely affect our financial condition and results of operations.

According to applicable PRC laws and regulations, employers must open social insurance registration accounts and housing provident fund accounts and pay social insurance and housing provident funds for employees. We may, in the future, become subject to penalties imposed by the local social insurance authorities and the local housing provident fund management centers if we fail to discharge our obligations in relation to payment of social insurance and housing provident funds as an employer.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other U.S. laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the relevant statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. PRC anti-corruption laws also strictly prohibit bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, or sales agents, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents, may engage in conduct for which we might be held responsible. Violations of FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, prospects, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability under FCPA violations committed by companies in which we invest or that we acquire.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

Exhibits No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document.
101.LAB	Inline XBRL Taxonomy Extension Label Link base Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZZLL Information Technology Inc.

Dated: October 06, 2022	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and
Chief Financial Officer