Form 10-Q
period 2022-09-30
ZZLL INFORMATION TECHNOLOGY, INC
filed 2022-11-14
CIK 1365357

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Registrant had 20,277,448 shares of common stock issued and outstanding.

ZZLL INFORMATION TECHNOLOGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	23
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Default upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

i

PART I – FINANCIAL INFORMATION

Item 1. Financial StatementS

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$20,396	$1,932,693
Accounts receivable, net	10,894	848,181
Inventories	61,643	68,984
Deposit and prepaid expenses	19,090	-
Other receivables	118,395	-
Amounts due from related parties	397,353	414,394
Total current assets	627,771	3,264,252

Equipment, net	201,503	16,493
Other assets:
Operating leases right-of-use assets	242,601	200,840
Other receivable	-	200,220
Other assets, net	-	128,606
Total other assets	444,104	546,159
TOTAL ASSETS	$1,071,875	$3,810,411

LIABILITIES AND DEFICIT
Current liabilities:
Loans payable	$913,435	$1,572,631
Accounts payable	33,785	52,682
Other payables	64,367	794,038
Lease liabilities – current	166,591	123,203
Deferred income – current	206,735	143,367
Taxes payable	-	11,094
Accrued liabilities	220,153	201,815
Amounts due to related parties	1,400,896	1,348,102
Total current liabilities	3,005,962	4,246,932

Lease liabilities – non-current	70,512	98,040
Deferred income – non-current	425,853	535,454
TOTAL LIABILITIES	$3,502,327	$4,880,426

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 20,277,448 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,028	2,028
Additional paid-in capital	1,671,847	1,671,847
Accumulated other comprehensive income	92,388	46,918
Accumulated deficit	(4,196,715)	(2,790,808)
TOTAL STOCKHOLDERS’ DEFICIT	(2,430,452)	(1,070,015)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,071,875	$3,810,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$138,868	$34,222,798	$797,812	$54,342,548
Cost of revenue	68,959	34,011,105	395,687	53,511,342
Gross profit	69,909	211,693	402,125	831,206

Operating expenses
General and administrative expenses	1,049,291	239,085	1,967,677	690,770
Income (loss) from operations	(979,382)	(27,392)	(1,565,552)	140,436
Non-operating income (expense)
Interest income (expense), net	(3,410)	(140)	146,652	(6,436)
Other income (expense), net	6,120	5	14,036	(4,169)
Income (loss) before income taxes	(976,672)	(27,527)	(1,404,864)	129,831

Income taxes	-	-	1,043	-
Net income (loss)	(976,672)	(27,527)	(1,405,907)	129,831

Foreign currency translation adjustment	36,358	(2,228)	45,470	(13,732)
Comprehensive income (loss)	$(940,314)	$(29,755)	$(1,360,437)	$116,099

Net income (loss) per share, basic and diluted	$(0.05)	$(0.00)	$(0.07)	$0.01

Weighted average number of shares of common stock outstanding, basic and diluted	20,277,448	20,277,448	20,277,448	20,277,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZZLL INFORMATION TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flow from Operating Activities
Net income (loss)	$(1,405,907)	$129,831
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183,204	665
Credit loss on financial assets	816,372	-
Impairment from other assets	121,814	-
Income derived from deferred income	(106,683)	-
Changes in assets and liabilities:
Accounts receivable	(11,694)	(8,204,088)
Other receivables	130,866	(738,296)
Inventories	-	42,617
Deposit and prepayments	(20,563)	7,752
Other assets	-	-
Accounts payable	(14,316)	-
Lease liabilities	(149,627)	-
Other payables and accrued liabilities	(743,223)	8,758,927
Deferred income	69,784	(664,211)
Tax payable	(13,550)	66,938
Net cash used in operating activities	(1,143,523)	(599,865)

Cash Flows from Investing Activities
Purchase of equipment	(237,468)	75,575
Net cash provided by (used in) investing activities	(237,468)	75,575

Cash Flows from Financing Activities
Payment of lease liabilities – current	-	12,863
Payment of lease liabilities – long term	-	(68,972)
Proceeds from loans payable	75,687	-
Repayments of loans payable	(605,492)	-
Amounts due from related parties	(15,984)	416,681
Amounts due to related parties	29,624	(143,131)
Net cash provided by (used in) financing activities	(516,165)	217,441

Net decrease in cash	(1,897,156)	(306,849)
Currency translation adjustment	(15,141)	13,732
Cash, beginning of period	1,932,693	932,102
Cash, end of period	$20,396	$638,985

Supplemental disclosures of cash flow information
Interest received	$147,016	$2
Interest paid	$364	$6,438
Income taxes paid	$1,043	$-
Non-cash transactions of investing and financing activities
Establishment of right-of-use assets and lease liabilities for new leases	$190,704	$-

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

We currently operate our business through our subsidiaries, SAL, HSAL and Ezekiel, which are based in the PRC.. SAL and HSAL’s businesses constitute our E-commerce business segment and Ezekiel’s business belongs to our trading business segment. The E-commerce segment operates a shopping search engine “Bibishengjia” that concurrently searches many shopping sites, primarily based in China and helps customers meet their one-stop online shopping needs. Bibishengjia also runs its own online shopping platforms – Bibi Mall and Lianlian Nongyuan Agricultural Products Store, and sources and resells agricultural and other goods on Bibishengjia. The trading segment, which sells petroleum-based products and multi-function lottery machines, did not have any sales in the nine months ended September 30, 2022.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As of September 30, 2022, the Company’s subsidiaries are as follows:

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes, other assets, and the estimation on useful lives of equipment. Actual results could differ from those estimates.

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

Accounts receivable

Accounts receivable are stated at the original amount less allowance for credit loss, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for credit loss to be fully collectible. The Company does not accrue interest on trade accounts receivable. Pursuant to the Company’s credit policy exposure to credit risk is monitored on an on-going-basis where management performs credit evaluations on all customers that are sold services or products on account. The Company reported a credit loss of $816,372 and $0 during the nine months ended September 30, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. During the on-going evaluation of inventories, if any inventory item has been determined to be obsolete or spoiled, and the Company will not be able to sell it at a normal profit above the carrying cost, an allowance for impairment of those inventory items will be provided and charged directly to cost of revenue in the period the impairment is determined. The Company’s primary inventories are multi-function lottery ticket machines. The Company did not experience any impairment on inventory during the nine months ended September 30, 2022 and 2021.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as equipment and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. During the three months and the nine months ended September 30, 2022, the Company reported impairment losses of $0 and $121,814 against other assets, respectively. During the three months and the nine months ended September 30, 2021, the Company did not report an impairment loss.

Leases

The Company leases space from third parties as its offices. In accordance with Statement FASB ASC Topic 842, the Company recognizes a right-of-use asset and a lease liability at the commencement date of the lease contract and recognizes in profit or loss the lease cost or expense during the lease term. As an accounting policy, the Company elected not to recognize a right-of-use asset and lease liability requirements to short-term leases, with a term of 12 months or less, instead, recognizes the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.  The Company generally uses an incremental borrowing rate as discount rate to measure its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the company’s control. The Company includes optional renewal periods in the lease term only when it is reasonably certain that the Company will exercise its option.

Variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on an index or rate. The company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s main businesses are selling petroleum-based products and multi-function lottery ticket machines. Ezekiel reports its revenues upon the sale of petroleum-based products and multi-function lottery ticket machines to third parties and from its retention of a percentage of all lottery ticket sales made by multi-function lottery ticket machines. No revenues were recorded from the sale of multi-function lottery ticket machines since 2021 because of the COVID-19 shutdowns in the PRC and no sales of petroleum products were recorded in 2022.

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

Net income (loss) per common share

The basic net income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted net income (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. Diluted net income (loss) per share is the same as basic net income (loss) per share due to the lack of dilutive instruments in the Company. During the nine months ended September 30, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

Foreign currency translation

For subsidiaries where the functional currency is other than the U.S. dollar, the Company uses the period-end exchange rates to translate assets and liabilities, the average monthly exchange rates to translate revenue and expenses, and historical exchange rates to translate shareholders’ equity (deficit), into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive loss as a component of shareholders’ equity (deficit) in the condensed consolidated balance sheets.

Below is a table with foreign exchange rates used for translation:

	September 30, 2022		December 31, 2021
Average Yearly (average rate)
Chinese Renminbi (RMB)	RMB	6.6062	RMB	6.44995
United States dollar ($)		$1.00		$1.00

	September 30, 2022		December 31, 2021
Year Ended (closing rate)
Chinese Renminbi (RMB)	RMB	7.1160	RMB	6.35877
United States dollar ($)		$1.00		$1.00

Average Yearly (average rate)	September 30, 2022		December 31, 2021
Hong Kong dollar (HKD)	HKD	7.8336	HKD	7.772253
United States dollar ($)		$1.00		$1.00

	September 30, 2022		December 31, 2021
Year Ended (closing rate)
Hong Kong dollar (HKD)	HKD	7.8498	HKD	7.797129
United States dollar ($)		$1.00		$1.00

Reclassification

Certain prior year balances were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company, which had an accumulated deficit of $4,196,715 and a working capital deficit of $2,378,191 as of September 30, 2022, has incurred losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. INVENTORIES

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished goods	$61,643	$68,984

During the three months and the nine months ended September 30, 2022 and 2021, the Company recognized $0, respectively, as impairment loss from inventory.

NOTE 5. EQUIPMENT, NET

Equipment consisted of the following:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$11,356	$12,707
Office equipment	15,013	11,263
Vehicle	220,455	-
	246,824	23,970
Less: accumulated depreciation	(45,321)	(7,477)
Equipment, net	$201,503	$16,493

During the second quarter of 2022, the Company bought a car for RMB1,568,760 or approximately $237,000 for its regular business purpose.

Depreciation expenses for the three months and the nine months ended September 30, 2022 were $7,241 and $36,291, respectively. There were no impairment charges in the three and the nine months ended September 30, 2022 and 2021.

NOTE 6. LEASES

The Company’s lease portfolio primarily consists of real estate properties. The following table summarizes the amounts and location of operating and finance leases on the consolidated balance sheets:

	Balance Sheet Caption	September 30, 2022	December 31, 2021
Assets
Operating	Right-of-use assets	$242,601	$200,840
Finance		-	-
Total lease assets		$242,601	$200,840
Liabilities
Operating
Current	Lease liabilities – current portion	$166,591	$123,203
Noncurrent	Lease liabilities – noncurrent portion	70,512	98,040
Finance
Current		-	-
Noncurrent		-	-
Total lease liabilities		$237,103	$221,243

The following table summarizes the lease costs recognized in the consolidated statements of operations and comprehensive (loss) income:

	For the Three Months Ended September 30,
	2022	2021
Operating lease cost	$44,875	$30,996
Short-term lease cost	-	-
Variable lease cost	-	-
Total lease cost	$44,875	$30,996

	For the Nine Months Ended September 30,
	2022	2021
Operating lease cost	$146,913	$92,134
Short-term lease cost	-	-
Variable lease cost	-	-
Total lease cost	$146,913	$92,134

The following table presents the weighted-average remaining lease term and weighted-average discount rate for operating and finance leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating	1.12	1.87
Finance	-	-
Weighted-average discount rate
Operating	5.1%	4.5%
Finance	-	-

The following table presents supplementary cash flow information regarding the company’s leases:

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating activities	$149,627	$94,134
Right-of-use assets obtained in exchange for new operating lease liabilities	$190,704	$-

The following table summarizes the future maturities of the Company’s operating lease liabilities as of September 30, 2022:

Operating Leases
2022	$53,940
2023	151,501
2024	41,028
2025	-
2026	-
Thereafter	-
Total lease payments	246,469
Less: interest	(9,366)
Present value of lease liabilities	$237,103

NOTE 7. LOANS PAYABLE

On December 31, 2021, Ezekiel entered into a loan agreement with Mr. Jianjun Du, a Chinese resident, whereby Ezekiel borrowed RMB 10 million from Mr. Du for operating purposes. The initial term of the loan was from December 14, 2021 to May 13, 2022 during which time there was no interest. During the second quarter of 2022, the loan was amended without due date or interest charge. The Company repaid RMB 4 million or approximately $605,000 in the second quarter of 2022. As of September 30, 2022, RMB 6 million or $843,171 remained outstanding.

On March 25, 2022, Ezekiel borrowed RMB 500,000 or approximately $70,000 from a private Chinese company, Wendeng City Kunan Seafood Co., Ltd., for operating purposes. The loan does not bear interest and is due on demand. As of September 30, 2022, the ending balance of the loan was $70,264.

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

As of September 30, 2022 and December 31, 2021, the Company reported $397,353 and $414,394 as amounts due from related parties, which funds were used in the normal course of business by businesses owned by related parties for their operating expenses.

As of September 30, 2022 and December 31, 2021, the Company reported $1,400,896 and $1,348,102 as amounts due to related parties for use in its operations as shown in the table below. These advances bear no interest, are not collateralized and do not have specified repayment terms.

Amounts due from related parties are as follows:

	September 30, 2022	December 31, 2021
Amount due from related parties:
Hunan Zhong Zong Hong Fu Culture Industry Company Limited(b)(d)	$7,043	$19,049
Hunan Zhong Zong Lianlian Information Technology Limited Company(e)	385,117	395,345
Hunan Zhong Lian E-commerce Limited Company	5,193	-
	$397,353	$414,394

Amount due to related parties:
Wei Zhu(a) (f)	$230,707	$232,265
Shen Tian(c)	487,767	519,219
Harry Cheung	40,381	40,656
Sean Webster(f)	106,500	107,219
Wei Liang(f)	530,341	448,743
Yanfei Tang(f)	5,200	-
	$1,400,896	$1,348,102

(a)	A shareholder holding 39.6% shares of the Company’s common stock.

(b)	Under common control.

(c)	Ezekiel’s general manager.

(d)	Hunan Zhong Zong Hong Fu Culture Industry Company Limited (“Hong Fu”): 100% of the equity interests of Hong Fu are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Hong Fu provides services to the cultural and entertainment industries and related marketing services to other industries. Hong Fu has been servicing the Company by making available more than a dozen of online live promoters/influencers trained by Hong Fu to HSAL on a continuous basis in the Bibishengjia APP.

(e)	Hunan Zhong Zong Lianlian Information Technology Limited Company (“Lianlian”): 100% of the equity interests of Lianlian are owned by Wei Liang and Wei Zhu, the two majority shareholders of the Company. Lianlian is engaged in technology and online-to-offline marketing services. Lianlian served the Company by utilizing its local connections and local marketing resources to help the Company secure a partnership in March 2020 with the government of Hunan province to help to market local products on the Bibishengjia APP that are otherwise hard to sell due to transportation and other logistics limitations, and an opportunity to promote the Bibishengjia APP in local TV programs and host community gatherings to share shopping experience in Hunan province. The Company lent RMB $4,500,000 (approximately $689,675) to Lianlian when Lianlian needed additional funds to cover operating costs and office renovation costs. This loan, which bears no interest, was originally from January 1, 2020 to December 31, 2021 and was extended to December 31, 2023.. Half of the loan amount was repaid in January 2021.

(f)	Director.

NOTE 9. INCOME TAXES

The Company and its subsidiaries file separate income tax returns. The Company was incorporated in Nevada and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States during the nine months ended September 30, 2022 and 2021.

Two subsidiaries were incorporated in Hong Kong and are subject to Hong Kong Profits Tax at 16.5% for the quarters ended September 30, 2022 and 2021. Provision for Hong Kong profits tax has not been made for the periods presented as the subsidiaries had no assessable profits during the periods. Two subsidiaries are incorporated in the PRC and are subject to PRC Income Tax at 25% for the nine months ended September 30, 2022 and 2021. Provision for PRC Income Tax has not been made for the nine months ended September 30, 2022 and 2021 presented as the subsidiary had no assessable profits during the periods.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. For the nine months ended September 30, 2022 and 2021, the Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 10. SEGMENT INFORMATION

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

General Information of Reportable Segments

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

For the Nine Months Ended September 30, 2022	E-commerce	Trading	All Other	Total
Revenue	$797,812	$-	$-	$797,812
Cost of revenue	381,267	14,420	-	395,687
Gross profit (loss)	416,545	(14,420)	-	402,125
Selling and marketing expenses	-	-	-	-
General and administrative expenses	(541,025)	(1,398,429)	(28,223)	(1,967,677)
Operating loss	$(124,480)	$(1,412,849)	$(28,223)	$(1,565,552)

For the Nine Months Ended September 30, 2021	E-commerce	Trading	All Other	Total
Revenue	$672,597	$53,669,951	$-	$54,342,548
Cost of revenue	391,219	53,120,123	-	53,511,342
Gross profit	281,378	549,828	-	831,206
Selling and marketing expenses	(57,616)	-	-	(57,616)
General and administrative expenses	(125,867)	(441,013)	(66,274)	(633,154)
Operating income (loss)	$97,895	$108,815	$(66,274)	$140,436

Reconciliations of Reportable Segment Revenue, Profit or Loss, and Assets, to the Consolidated Totals as of the Nine Months Ended September 30, 2022.

	For the Nine Months Ended September 30,
	2022	2021
Revenue
Total revenue from reportable segments	$797,812	$54,342,548
Elimination of inter segments revenue	-	-
Total consolidated revenue	$797,812	$54,342,548

Profit or Loss
Total income (loss) from reportable segments	$(1,537,329)	$831,206
Elimination of inter segments profit or loss	-	-
Unallocated amount:
Other corporation income (loss)	131,422	(701,375)
Total consolidated net loss	$(1,405,907)	$129,831

Assets
Total assets from reportable segments	$1,071,875	$10,229,438
Unallocated amount:
Other unallocated assets – Holding Company	-	1,065

Total consolidated assets	$1,071,875	$10,230,503

NOTE 11. CONCENTRATION AND RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable, and other receivables. The Company maintains certain bank accounts in the PRC and in Hong Kong. As of September 30, 2022, $20,396 were deposited in major financial institutions located in Mainland China and Hong Kong. Management believes that these financial institutions are of high credit quality and continually monitor the credit worthiness of these financial institutions.

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

Major customers

The Company engages in E-commerce and trading businesses in the PRC. All revenues were generated from customers located in the PRC. For the three months and the nine months ended September 30, 2022, no customer accounted for 10% or more of the Company’s revenues. For the nine months ended September 30, 2021, one customer accounted for 10% or more of the Company’s revenues:

		For the Nine Months Ended September 30, 2021
	Segment	Amount	Percentage
Customer
Customer A	Trading	$53,669,951	98.76%

Major vendors

For the three months and the nine months ended September 30, 2022, no vendor accounted for 10% or more of the Company’s purchases. For the nine months ended September 30, 2021, one vendor accounted for 10% or more of the Company’s purchases:

		For the Nine Months Ended September 30, 2021
	Segment	Amount	Percentage
Vendors
Vendor A	Trading	$53,097,151	99.23%

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

Going Concern Uncertainties

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

We had an accumulated deficit of $4,196,715 and a working capital deficit of $2,378,191 as of September 30, 2022, and have incurred operating losses in most periods since inception. The recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company will need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company will be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that efforts to raise equity or debt will be successful in raising sufficient funds to assure the eventual profitability of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impact of the COVID-19

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

Ezekiel did not make any sales of multi-function lottery machines in the nine months ended September 30, 2022 because of COVID-19 lockdowns across Chinese cities and travel restrictions across communities.

Ezekiel does not have any long-term customers or supply agreements with its customers at petroleum-based product sales. During the nine months ended September 30, 2022, there were no sales of petroleum-based products because of COVID-19 control measures in the PRC, which include city lockdowns and travel restrictions among communities. City lockdowns and travel restrictions in various Chinese cities impacted our sales team’s ability to visit potential customers and also caused our customers to be conservative in their business operations and developments which temporarily or permanently ceased their purchase plans of our petroleum-based products.

Russia/Ukraine

In response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as certain non-member states, announced targeted economic sanctions and export controls on Russia and Belarus. These include restrictions on the export and transfer of products containing certain toxins to Russia and Belarus. ZZLL and its subsidiaries do not have operations or sales in Russia, Belarus and Ukraine. If the conflict escalates and results in broader economic and political concerns, ZZLL’s business could be adversely impacted.

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Ezekiel’s petroleum-based product distribution business generates revenue from its sales, when made. No petroleum- based products were sold in the first nine months of 2022 due to the increased frequency of city shutdowns in China as one of China’s COVID-19 control measures. Ezekiel’s multi-function lottery ticket machine business generates revenue from the sale of machines when made to third parties and from its retention of a percentage of all lottery ticket sales made by such machines. No revenues were generated from the sale of multi-function lottery ticket machines in the nine-month periods ended September 30, 2022 and 2021 due to the increased frequency of COVID-19 lockdowns across Chinese cities.

Accounts Receivable. - The receivables of $10,894 and $848,181 reported as of September 30, 2022 and December 31, 2021 relate to the sale of petroleum-based products. For our e-commence segment, our customers are required to pay when placing their orders per our policy, and therefore we don’t record any accounts receivable. Purchasers of our multi-function lottery machines are required paid in full per our sales policy and we don’t record account receivable for this business. During the three months and the nine months ended September 30, 2022, we reported a credit loss of $816,372 on a doubtful account. For the three months and the nine months ended September 30, 2021, we reported no credit loss.

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

Result of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	For the Three Months Ended September 30,		Variance
	2022	2021	Amount	%
Revenue	$138,868	$34,222,798	(34,083,930)	(99)%
Cost of revenue	68,959	34,011,105	(33,942,146)	(99)%

Gross profit	69,909	211,693	(141,784)	(67)%
General and administrative and other operating expenses	1,049,291	239,085	810,206	339%
Loss from operations	(979,382)	(27,392)	(951,990)	3475%

Interest expense, net	(3,410)	(140)	(3,270)	2336%
Other income, net	6,120	5	6,115	121900%

Loss before income taxes	(976,672)	(27,527)	(949,145)	3448%

Income taxes	-	-	-	n/a

Net loss	$(976,672)	$(27,527)	$(949,145)	3448%

Revenue for the three months ended September 30, 2022 was $138,868, a decrease of $34,083,930, or 99%, from revenue of $34,222,798 for the three months ended September 30, 2021. HSAL’s E-commerce business, the Bibiishengjia platform, generated revenues of $138,868 in the three months ended September 30, 2022 compared to revenues of $255,194 in the three months ended September 30, 2021. Our online sale platform benefited from the health concerns related to COVID-19 as more customers took advantage of the online platform and door to door delivery services for their daily grocery shopping and meals. However, the same concerns brought in opposite effects at Ezekiel’s industry product wholesale business. There were no sales of petroleum-based products in the third quarter of 2022 due to the continuing quarantine requirements to control COVID-19 spray in China. During the third quarter of 2022, we faced strict disease control implementations from Chinese government which include shutdown of all business activities and public contact. Due to unpredictable government actions or enforcements, most of Ezekiel’s customers stopped or slowed down their purchase plans until the economic trend is clearer. In addition, we did not make any sales of multi-function lottery machines in the third quarter of 2022 because of the same health concerns of COVID-19.

Our cost of revenue decreased to $68,959 for the three months ended September 30, 2022, a decrease of $33,942,146, or 99%, from $34,011,105 for the three months ended September 30, 2021. Such decrease was mainly attributable to the lack of sales by Ezekiel.

Our gross profit decreased by $141,784 or 67%, to $69,909 in the quarter ended September 30, 2022 from $211,693 in the same quarter in 2021. The decrease was mainly due to health concerns relating to physical contact which caused a significant decline in demand for industrial products, including petroleum-based products. Although our online sale platform benefited from these health concerns, this trend also attracts more competitors joining the market which further reduced our margin from our E-commerce business. With more lockdowns among Chinese cities, many traditional companies began to develop their online operations because physical stores could not be opened. We believe that this will result in more companies developing shopping platforms. Accordingly, the Company may need to offer more cash bonuses or discounts to customers to compete with such platforms.

During the third quarter of 2022, our operating expenses increased by $810,206, or 339%, to $1,049,291, compared to the same quarter in 2021. The increase was mainly due to the credit loss relating to a doubtful account receivable of $816,372.

Our loss from operations was $979,382 for the quarter ended September 30, 2022 compared to the loss from operations of $27,392 for the quarter ended September 30, 2021. This increase was mainly due to the aforesaid shut-downs related to COVID-19 in China and a credit loss of $816,372 on a doubtful account receivable.

For the three months ended September 30, 2022, our net loss was $976,672 compared to a net loss of $27,527 for the three months ended September 30, 2021. This was mainly due to decrease in our petroleum product sales and a credit loss on a doubtful account receivable.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The following table sets forth a summary of our consolidated statements of operations for the periods indicated.

	For the Nine Months Ended September 30,		Variance
	2022	2021	Amount	%
Revenue	$797,812	$54,342,548	(53,544,736)	(99)%
Cost of revenue	395,687	53,511,342	(53,115,655)	(99)%

Gross profit	402,125	831,206	(429,081)	(52)%
General and administrative and other operating expenses	1,967,677	690,770	1,276,907	185%
Income (loss) from operations	(1,565,552)	140,436	(1,705,988)	(1215)%

Interest income (expense), net	146,652	(6,436)	153,088	(2379)%
Other income (expense), net	14,036	(4,169)	18,205	(437)%

Income (loss) before income taxes	(1,404,864)	129,831	(1,534,695)	(1182)%

Income taxes	1,043	-	1,043	n/a

Net income (loss)	$(1,405,907)	$129,831	$(1,535,738)	(1183)%

Revenue. For the nine months ended September 30, 2022, revenue was $797,812 compared to $54,342,548 for the nine months ended September 30, 2021, a decrease of $53,544,736 or 99%. The reduction was mainly caused by the decline in activity in our trading business segment. Historically, our trading business segment was engaged in wholesale sales of industrial products to our customers through the traditional method, such as site visits of our sales team and face to face negotiation and discussions with our customers to understand their demand and needs. However, starting in 2022, various Chinese cities started to execute immediate quarantine actions which increased the uncertainty of future business development among our customers. Accordingly, we made no sales during the nine months ended September 30, 2022.

Cost of revenue. The cost of revenue mainly includes payroll to streamers and online platform maintenance expenditures. For the nine months ended September 30, 2022, cost of revenue was $395,687 compared to $53,511,342 for the nine months ended September 30, 2021, a decrease of $53,115,655, or 99%. This decrease was mainly due to the decrease in sales in our trading business segment.

Gross profit. Our gross profit decreased by $429,081 or 52% to $402,125 for the nine months ended September 30, 2022, compared to $831,206 for the nine months ended September 30, 2021. This decrease was due to the decrease in trading sales. Our gross margin increased from 2% for the nine months ended September 30, 2021 to 50% for the nine months ended September 30, 2022. This increase was mainly due to the increase in gross margin in our e-commence business segment and the decrease in sales. Although our e-commence business segment contributes a higher margin rate, the segment faces strong competition and lower customer loyalty. Therefore, to reach higher market share we will need to improve our operations and build up customer awareness and loyalty.

Operating expenses. Our total operating expenses consist of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $1,276,907, or 185%, from $690,770 for the nine months ended September 30, 2021 to $1,967,677 for the nine months ended September 30, 2022. This increase was mainly due to the increased development expenses and maintenance spending for our online platform program, an credit loss on a doubtful account receivable, and an impairment loss of $121,814 on other assets. Other assets were accrued VAT credits in 2021. In the second quarter of 2022, after reviewing the nature of the other assets and our operations, we reported an impairment loss of $121,814 on other assets.

Income (loss) from operations. As a result of the foregoing, our loss from operations was $1,565,552 for the nine months ended September 30, 2022, compared to income from operations of $140,436 for the nine months ended September 30, 2021.

Income taxes. Our income taxes were $1,043 for the nine months ended September 30, 2022, compared to no income taxes for the nine months ended September 30, 2021.

Net loss. Our net loss was $1,405,907 for the nine months ended September 30, 2022, compared to net income of $129,831 for the nine months ended September 30, 2021. Our net loss was mainly due to the decrease in revenues from our trading business segment and a credit loss on a doubtful account receivable and an impairment loss with respect to our other assets, which was partially offset by an increase in our interest income from an early collection of a long-term other receivable during the second quarter of 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had $20,396 in cash and a working capital deficit of $2,378,191 compared with $1,932,693 in cash and a working capital deficit of $982,680 at December 31, 2021. Our accumulated deficit at September 30, 2022 was $4,196,715.

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

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(1,143,523)	$(599,865)
Net cash provided by (used in) investing activities	(237,468)	75,575
Net cash provided by (used in) financing activities	(516,165)	217,441
Net decrease in cash	$(1,897,156)	$(306,849)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022, was $1,143,523 compared to net cash used in operating activities of $599,865 in the same period of 2021. For the nine months ended September 30, 2022, cash was mainly used to cover our loss of $1,405,907. During the nine months ended September 30, 2022, we reported add-backs of $183,204 of depreciation and amortization, a credit loss of $816,372 a doubtful account receivable, $121,814 impairment charge, and an income of $106,683 derived from deferred income for non-cash expenses (income) and an increase of $130,866 from other receivables, partially offset by our rental payments of $149,627 and an increase in other payables and accrued liabilities of $743,223.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $237,468 for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $75,575 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the cash expenditure of $237,468 was used for the purchase of a vehicle for business purposes.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2022, $516,165 of cash was used in financing activities, compared to $217,441 of cash provided by financing activities for the nine months ended September 30, 2021. The cash used in financing activities in 2022 was mainly due to a loan repayment of $605,492. In 2021, the change was primarily due to advances of $416,681 from related parties.

We believe our existing cash at September 30, 2022 and the cash flows expected from operations will not be sufficient to support our operating and capital requirements during the next twelve months. We plan to seek financial support from our shareholders and we may also raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need, we will have to find alternative sources including, loans from our officers, directors or others. Management has actively taken steps to revise its operating and financial requirements, which they believe will allow ZZLL to continue its operations for the next 12 months.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, based on the material weakness described below:

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

Disclosure Controls and Internal Controls.

As provided in Rule 13a-14 under the Exchange Act, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to ensure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the nine months ended September 30, 2022.

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

In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of the PRC enterprise. Under the Circular of the State Administration of Taxation on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or SAT Circular 81, promulgated by the State Administration of Taxation, or the SAT, on February 20, 2009, a Hong Kong resident enterprise must meet the following conditions, among others, in order to apply the reduced withholding tax rate: (i) it must be a company; (ii) it must directly own the required percentage of equity interests and voting rights in the PRC resident enterprise; and (iii) it must have directly owned such required percentage in the PRC resident enterprise throughout the 12 months prior to receiving the dividends. Nonresident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, nonresident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities. Accordingly, our Hong Kong subsidiaries may be able to benefit from the 5% withholding tax rate for the dividends it receives from our PRC subsidiaries, if it satisfies the conditions prescribed under the SAT Circular 81, and other relevant tax rules and regulations. However, if the relevant tax authorities consider the transactions or arrangements we have are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% will apply to dividends received by our Hong Kong subsidiaries from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

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

ZZLL Information Technology Inc.

Dated: November 14, 2022	By:	/s/ Yanfei Tang
Yanfei Tang
Chief Executive Officer and
Chief Financial Officer